Form 10KSB
period 1995-12-31
DAWN TECHNOLOGIES INC
filed 1996-03-28
CIK 831752

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 (FEE REQUIRED)       For the fiscal year ended DECEMBER 31, 1995

--  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 (NO FEE REQUIRED) For the transition period from              to
                                                                 ------------
    ------------

                         Commission file number 0-17864

                             DAWN TECHNOLOGIES, INC.
                 (Name of Small Business Issuer in its Charter)

               DELAWARE                                   13-3493060
 (State or Other Jurisdiction of            (I.R.S. Employer Identification No.)
Incorporation or Organization)


560 WHITE PLAINS ROAD, TARRYTOWN, NEW YORK                            10591
(Address of Principal Executive Office)                             (Zip Code)

                               (914) 332 - 4505
               (Issuer's Telephone Number, Including Area Code)


Securities registered pursuant to Section 12(b) of the Exchange Act:

     Title of Each Class           Name of Each Exchange on Which Registered
           NONE                                        NONE

Securities registered pursuant to Section 12(g) of the Exchange Act:

                     COMMON STOCK $.001 PAR VALUE PER SHARE
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes     X           No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ]

The issuer's revenues for its most recent fiscal year were $6,920,458.

The aggregate market value of the voting stock held by non-affiliates (persons other than directors and officers of the Registrant) of the Registrant was $777,973 based upon a market value per share of $0.125 per share, representing the average of the bid and ask price of the Registrant's common stock on March 15, 1996.

There were 9,036,478 shares of the Registrant's $.001 par value per share common stock outstanding at March 15, 1996.

                       DOCUMENTS INCORPORATED BY REFERENCE

Information contained in the Proxy Statement for the 1996 Annual Meeting of Stockholders of the Registrant is incorporated by reference into this Form 10-KSB at Part III, Items 9, 10, 11 and 12.

Transition Small Business Disclosure Format (check one): Yes        No    X
                                                              ----

                                     PART I

ITEM 1 - DESCRIPTION OF BUSINESS

General

      Dawn Technologies, Inc. (the "Company") was incorporated in the state of Delaware in 1987. As used herein, the Company refers to Dawn Technologies, Inc. and its wholly owned subsidiaries, Dawn Special Systems Corp. and Dawn Products Corp. The Company's corporate office is located at 560 White Plains Road, Tarrytown, New York, 10591 and its telephone number is (914) 332-4505. The Company is primarily involved in the manufacture and assembly of component parts made to customer specifications and the repair and resale of certified spare computer parts.

Business Development

      During 1995 John McTigue resigned as president and chief executive officer and a director of the Company. Dennis DiDonato and Nicholas Garruto were appointed to the "Committee of the Chief Executive Officer and Chief Operating Officer" of the Company. Mr. Garruto continues to serve as the Company's Treasurer and Chief Financial Officer. Mr. Garruto is a certified public accountant in public practice who has agreed to join the Company on a part time basis to fulfill the duties described above.

      The Company concentrated its efforts in the development of its manufacture and assembly business in 1995. This business is generally subject to competitive bidding and performance qualification requirements. During 1995, the Company was a frequent bidder on jobs offered by the United States Defense Department (USDD) and the United States Postal Service
      (USPS). The Company continues to review potential bid packages and submit bids when the item appears to suit the Company's qualifications.

      In May 1995, the Company acquired certain design information, including patents, related to the development of "Cluster Box Units" (CBU) for potential sale to the USPS. The USPS has developed specifications for three types of CBUs and is in the process of certifying vendors that have submitted design information and prototypes which meet the specifications. In January 1996, the Company submitted a prototype and design information for one of the CBU types. The Company is in the process of developing design information for the other two CBU types specified by the USPS. If approved, the Company will be able to bid on potential future USPS procurement of CBUs. The USPS has advised the Company that it plans to limit bidders on CBU procurement to approved vendors; however, even if the Company is approved, a competitive market will exist.

      The Company repairs and refurbishes computer parts for resale as spare parts to International Business Machines Corp. (IBM). During 1995, the Company continued to experience a decrease in sales of refurbished computer spare parts. This decrease was due primarily to the reorganization taking place at IBM. Although the future is uncertain, the Company continues to pursue sales opportunities with IBM and other computer and office equipment manufacturers and servicers.

Principal Products and Services

      The Company's principal products are summarized below:

               MANUFACTURE AND ASSEMBLY - The Company manufactures mechanical devices for use by the USPS in the automatic sorting of first class mail. The Company also provides spare parts for these items. The Company manufactures parts used by the USDD including equipment used in developing night vision capability and mounting equipment used on certain vehicles. In addition, the Company manufactures certain electro-mechanical components which are used by IBM in its high speed impact printers. The Company generally machines the metal parts of these products and uses subcontractors for certain plating or treating processes required on these parts. The Company is required to purchase many of the materials used and, accordingly, is required to maintain substantial inventory levels of materials at certain times in order to satisfy production and shipping requirements. The Company often buys material at the start of a program in order to lock in its cost of materials creating high inventory levels at the start of a program. Most materials are available from numerous sources and the Company has never experienced any significant difficulty obtaining materials. The Company attempts to protect itself from price escalations. However, a significant unanticipated increase in material prices could have a material adverse effect on the Company because its contracts are generally fixed-price contracts. Any significant restrictions in the supply of materials could adversely affect the ability of the Company to satisfy its delivery obligations.

               REPAIR AND RESALE OF SPARE COMPUTER PARTS - The Company repairs computer hardware for resale to IBM as spare parts. In certain cases the Company has pre-arranged agreements with IBM whereby certain computer systems are provided to the Company without charge. In these cases the Company performs refurbishment work, which may include adding certain parts purchased by the Company, and sells the refurbished products to IBM at a price which generally reflects the amount of incremental material and labor added to the product by the Company. The Company has experienced a trend of reduced orders for these items since late 1994.

Customers

      During 1995 approximately 49% of the Company's sales were to the USPS, approximately 14% of the Company's sales were to the USDD and approximately 32% of the Company's sales were to IBM. These three customers have historically been the principal customers of the Company and the loss of any of these customers could have a material adverse effect on the Company.

      Contracts with the USPS and the USDD are generally obtained through the competitive bidding process, require six to eighteen months to complete and are subject to cancellation or reduction by the contracting agency, subject to the payment of certain cancellation charges. Orders from IBM are negotiated and are subject to thirty day cancellation provisions.

Backlog

      At December 31, 1995, the Company's sales order backlog was approximately $6,600,000. These orders will be completed and shipped in 1996 and 1997.

Competition

      The Company's business is very competitive. There are generally numerous other vendors bidding on the contracts the Company obtains with the USPS and the USDD. The Company also knows of several competitors in its computer refurbishment, high impact printer and mail sorting cart product lines. Some of the Company's competitors are larger and have greater financial resources than the Company. The Company believes that contract award decisions by its customers are based both on price and performance, as well as the financial viability of the prospective supplier.

Employees

      The Company presently employs approximately 80 full time people. Three of these employees are employed in management, four are office personnel and the remainder are hourly employees. The Company's employees are not represented by a union and the Company believes that its employee relationships are good.

Patents

      The Company owns several patents relating to the automatic mail sorters and CBUs. The Company does not believe these patents are material to its business.

ITEM 2 - DESCRIPTION OF PROPERTY

The Company owns an 84,000 square foot manufacturing facility in Blakely, Pennsylvania and maintains executive offices located in a 1,200 square foot leased office facility located in Tarrytown, New York.

ITEM 3 - LEGAL PROCEEDINGS

There are no legal proceedings pending or, to the Company's knowledge, threatened against the Company.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders of the Company during the fourth quarter of 1995.

                                     PART II

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information - Until October 31, 1994, the Company's $.001 par value per share common stock was traded on the National Association of Securities Dealers Automated Quotation System (NASDAQ) "Small Cap" Market under the symbol "DAWN". Beginning November 1, 1994, the Company's $.001 par value per share common stock began trading on the NASDAQ Bulletin Board, because the Company did not meet the NASDAQ "Small Cap" minimum price requirement.

The following table presents the high and low bid prices of the Company's $.001 par value per share common stock, on a quarterly basis in 1995 and 1994:

                                             1995                     1994
                                    ----------------------    ----------------------
                                     High            Low       High            Low
                                     ----            ---       ----            ---
      First quarter                 $0.4060        $0.4060    $1.5000        $0.8750
      Second quarter                $0.2500        $0.1200    $1.0625        $0.6875
      Third quarter                 $0.3750        $0.0630    $0.6875        $0.3750
      Fourth quarter                $0.3130        $0.0630    $0.5313        $0.1875

Quotations reflect inter-dealer prices, without retail markup, markdown or commission and may not represent actual transactions.

As of March 13, 1995, there were approximately 216 holders of record of the Company's $.001 par value per share common stock.

Dividend Policy - The Company has never paid dividends. The payment of dividends by the Company is at the discretion of the Board of Directors and will depend upon the Company's earnings, capital requirements, financial condition and other relevant factors. The Company does not anticipate paying dividends in the foreseeable future.

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following is management's discussion of certain significant factors which have affected the Company's financial position and results of operations during the years included in the accompanying consolidated financial statements.

1995 vs. 1994 Results of Operations

      Sales decreased from $8,520,110 in 1994 to $6,920,458 in 1995, a decrease of $1,599,652 which is approximately 19% of 1994 sales. Manufacture and assembly sales decreased from $5,167,386 in 1994 to $4,708,111 in 1995, a decrease of $459,275 which is approximately 9% of 1994 sales. This decrease is a primarily the result of the scheduled timing of shipments under the Company's contracts with the USPS. Computer spare and service part sales decreased from $3,352,724 in 1994 to $2,212,347 in 1995, a decrease of $1,140,377 which is approximately 34% of 1994 sales. The decrease in computer spare and service part sales is the result of lower order levels received from IBM. IBM is a major customer which accounted for approximately 32% and 36% of the Company's sales during 1995 and 1994, respectively. The Company experienced a significant reduction in order receipts from IBM during the third quarter of 1994 and this trend continued through 1995.

      Future sales beyond the shipments of items in the Company's backlog cannot be predicted.

      Cost of sales as a percentage of sales was approximately 74% in 1995 and 79% in 1994. In 1994, the Company recorded certain inventory write-downs as a result of the significant decrease in orders received from IBM which contributed to the cost of sales. The Company had no such write-downs in 1995.

      Selling, general and administrative expenses decreased from $3,237,205 in 1994 to $1,405,835 in 1995, a decrease of $1,831,370 which is approximately 57% of 1994 selling, general and administrative expenses. This decrease is primarily attributable to lower levels of officers' compensation in 1995.

      In 1995, the Company incurred product development expenses of $82,590 which related to the development of CBUs for potential sale to the USPS, including $20,000 paid in cash and 275,000 shares of its common stock (valued at $40,425) which were issued in exchange for certain design information. The Company did not have any product development expenses in 1994.

      As a result of the factors discussed above, the Company had income from operations of $290,815 in 1995 while it had a loss from operations of $1,453,164 in 1994.

      Interest expense was $147,697 in 1995 and $109,801 in 1994. Interest is higher in 1995 because it includes interest expense incurred on the amount payable under the agreement not to compete received from Andrew D'Aloia, a former president of the Company. The present value of the amount payable under this agreement was accrued at the end of 1994 and, accordingly, 1994 interest expense did not include interest on this agreement.

      In 1995, the Company sold certain equipment for $43,000 and recorded a gain of $24,775 on these sales. The Company had no such gains in 1994.

      During 1995, the Company abandoned certain computer and communications equipment and recorded a loss on abandonment of $20,000. During 1994, the Company abandoned certain leasehold improvements which had a book value of $48,357 and recorded a loss for this amount.

      As a result of these factors, the Company had income before income taxes of $147,893 in 1995 while it had a loss before income taxes of $1,611,322 in 1994.

      In 1994 the Company recorded a provision for income taxes of $177,000 while the Company has recorded no provision for income taxes in 1995. The provision in 1994 results from the Company recording a valuation allowance on its deferred tax asset resulting from net operating loss carryforwards. Accordingly, in 1995, the Company received a tax benefit from these net operating loss carryforwards which offset income which would otherwise have been taxable and resulted in no provision for income taxes in 1995.

      As a result of all of the factors discussed above the Company had net income of $147,893 in 1995 while it had a net loss of $1,788,322 in 1994.

Liquidity and Capital Resources

      Operating activities provided cash of $249,469 in 1995 and $589,144 in 1994. Operating activities provided cash in 1994 despite the significant net loss of the Company because the Company was nearing the end of a major contract with the USPS and was liquidating inventory as it was completing shipments under this contract. In addition, the Company used cash of $167,872 in 1995 and $245,623 in 1994 to acquire property and equipment and repaid long-term debt of $350,000 in 1995 and $344,444 in 1994. The Company was also able to repay $200,000 of short-term borrowings in 1994 while it borrowed $100,000 under its short-term line of credit in 1995. The net result was a decrease in cash of $125,939 in 1995 and $200,923 in 1994. The Company had a working capital deficit of $81,962 and a ratio of current assets to current liabilities of approximately 0.96 to 1.00 at December 31, 1995. The Company's fiscal 1996 budget projects a cash deficit. Management of the Company intends to pursue renegotiation of its bank financing in order to reduce the required debt repayments in order to eliminate the projected cash deficit.

Inflation

      The Company does not believe that inflation will have a significant effect on its operations because in preparing its bids for contract awards and in pricing its products, the Company factors in potential price increases in the costs of material, labor and overhead. The Company's contracts and sales orders are generally satisfied in relatively short periods of time therefore minimizing the effect that inflation would have on the Company's operations.

ITEM 7 - FINANCIAL STATEMENTS

The following is an index to the financial statements and auditors' report filed as a part of this report:

                                                                          Pages
                                                                          -----
      Report of Independent Public Accountants                                6
      Consolidated Balance Sheet at December 31, 1995                         7
      Statements for the Years Ended December 31, 1995 and 1994:
               Consolidated Statements of Operations                          8
               Consolidated Statements of Stockholders' Equity                9
               Consolidated Statements of Cash Flows                         10
      Notes to Consolidated Financial Statements                          11-15

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of

      Dawn Technologies, Inc.

We have audited the accompanying consolidated balance sheet of Dawn Technologies, Inc. and subsidiaries (a Delaware corporation) as of December 31, 1995 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dawn Technologies, Inc. and subsidiaries as of December 31, 1995, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, at December 31, 1995, the Company was not in compliance with certain covenants of its bank loan agreements and, accordingly, the bank can request repayment of such loans on demand. In addition, the Company's projections for 1996 reflect a negative cash flow. These conditions, among others, raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management's plans in regard to these matters are also described in Note 2.

                                                  /s/ ARTHUR ANDERSEN LLP

Roseland, New Jersey
February 29, 1996

                    DAWN TECHNOLOGIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                                December 31, 1995

                                     ASSETS
CURRENT ASSETS:
     Cash                                                                     $      96,005
     Accounts receivable, less allowance for doubtful accounts of $2,500          1,015,925
     Inventories                                                                    827,735
     Other current assets                                                            24,865
                                                                              -------------
         Total current assets                                                                   $ 1,964,530

PROPERTY AND EQUIPMENT:
     Land                                                                            52,150
     Building and improvements                                                      397,985
     Machinery and equipment                                                        601,883
     Office equipment                                                               337,536
                                                                              -------------
                                                                                  1,389,554
     Less accumulated depreciation and amortization                                (732,805)
                                                                              -------------
                                                                                                    656,749
                                                                                                -----------
                                                                                                $ 2,621,279
                                                                                                ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

         Bank note payable                                                   $      100,000
         Current portion of long-term debt                                          516,667
         Current portion of capitalized lease obligations                            17,798
         Accounts payable and accrued expenses                                      963,481
         Accrued payroll and related liabilities                                    301,314
         Current portion of accrued cost of non-compete agreement                    87,710
         Income taxes payable                                                        59,522
                                                                              -------------
                  Total current liabilities                                                     $ 2,046,492


OTHER LIABILITIES:
         Capitalized lease obligations, less current portion                         69,801
         Accrued cost of non-compete agreement, less current portion                358,143
                                                                              -------------
                  Total other liabilities                                                           427,944


STOCKHOLDERS' EQUITY:
         Common stock, $.001 par value, 15,000,000 shares
            authorized, 9,108,978 shares issued and outstanding                      9,109
         Capital in excess of par value                                          2,341,911
         Unearned restricted common stock issued                                  (224,066)
         Accumulated deficit                                                    (1,980,111)
                                                                              -------------
                  Total stockholders' equity                                                        146,843

                                                                                                $ 2,621,279
                                                                                                ===========

See the accompanying notes to consolidated financial statements.

                    DAWN TECHNOLOGIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     Years Ended December 31, 1995 and 1994

                                                               1995               1994
                                                              ------             ------
SALES                                                      $ 6,920,458       $ 8,520,110
                                                           -----------       -----------
COSTS AND EXPENSES:
         Cost of sales                                       5,141,218         6,736,069
         Selling, general and administrative expenses        1,405,835         3,237,205
         Product development expenses                           82,590
                                                           -----------       -----------
                  Total costs and expenses                   6,629,643         9,973,274
                                                           -----------       -----------
INCOME (LOSS) FROM OPERATIONS                                  290,815        (1,453,164)
                                                           -----------       -----------
OTHER INCOME (EXPENSE):
         Interest expense                                     (147,697)         (109,801)
         Gain on sale of equipment                              24,775
         Loss on abandonment of property                       (20,000)          (48,357)
                                                           -----------       -----------
                  Total other income (expense)                (142,922)         (158,158)
                                                           -----------       -----------
INCOME (LOSS) BEFORE INCOME TAXES                              147,893        (1,611,322)
                                                           -----------       -----------
INCOME TAX EXPENSE:
         Deferred federal                                                        153,000
         Deferred state                                                           24,000
                                                           -----------       -----------
                  Total income tax expense                                       177,000
                                                           -----------       -----------
NET INCOME (LOSS)                                          $   147,893       $(1,788,322)
                                                           ===========       ===========
NET INCOME (LOSS) PER COMMON SHARE                         $     0.016       $    (0.223)
                                                           ===========       ===========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING         9,016,855         8,012,718
                                                           ===========       ===========

See the accompanying notes to consolidated financial statements.

                    DAWN TECHNOLOGIES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     Years Ended December 31, 1995 and 1994

                                                                                                 Unearned
                                                                Common          Capital         Restricted
                                               Common            Stock         in Excess          Common
                                               Shares             Par            of Par            Stock         Accumulated
                                             Outstanding         Value            Value           Issued           Deficit
                                             -----------         -----            -----           ------           -------

Balances,  December 31, 1993                  7,861,978       $   7,862       $ 2,059,733       $(172,500)      $  (339,682)

Changes in 1994:

         Common stock issued under
           employee stock bonus plan            997,000             997           248,253        (249,250)

         Employee stock bonus shares
           earned                                                                                  30,000

         Net loss                                                                                                (1,788,322)
                                             ----------       ---------       -----------       ---------       -----------
Balances,  December 31, 1994                  8,858,978           8,859         2,307,986        (391,750)       (2,128,004)

Changes in 1995:

         Common stock issued under
           agreement to acquire product
           design information                   275,000             275            40,150

         Employee stock bonus shares
           surrendered upon termination
           of employment                        (25,000)            (25)           (6,225)          6,250

         Employee stock bonus shares
           earned                                                                                 161,434

         Net Income                                                                                                 147,893
                                             ----------       ---------       -----------       ---------       -----------
Balances,  December 31, 1995                  9,108,978       $   9,109       $ 2,341,911       $(224,066)      $(1,980,111)
                                             ==========       =========       ===========       =========       ===========

See the accompanying notes to consolidated financial statements.

                    DAWN TECHNOLOGIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Years Ended December 31, 1995 and 1994

                                                                                        1995               1994
                                                                                       ------            -------
CASH FLOWS FROM OPERATING ACTIVITIES:
         Net income (loss)                                                           $ 147,893       $(1,788,322)
         Adjustments to reconcile net income (loss) to net cash provided by operating activities:
                  Depreciation and amortization                                        123,957           107,673
                  Allowance for doubtful accounts                                      (17,500)           20,000
                  Gain on sale of equipment                                            (24,775)
                  Loss on abandonment of property and equipment                         20,000            48,357
                  Expenses related to restricted common stock earned                   161,434            30,000
                  Common stock issued under agreement to acquire product design
                  information                                                           40,425
                  Loans receivable from officers charged to compensation                                 300,000
                  Changes in assets and liabilities:
                           Accounts receivable                                        (100,693)          208,575
                           Inventories                                                (268,962)        1,050,586
                           Other assets                                                    (54)           34,917
                           Deferred income taxes                                       177,000
                           Accounts payable and accrued expenses                       273,857          (357,794)
                           Accrued payroll and related liabilities                     (58,032)          321,001
                           Accrued cost of non-compete agreement                       (54,147)          500,000

                           Income taxes payable                                          6,066           (62,849)
                                                                                     ---------       -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                              249,469           589,144
                                                                                     ---------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
         Payments for purchases of property and equipment                             (167,872)         (245,623)

         Proceeds from sale of equipment                                                43,000
                                                                                     ---------       -----------
NET CASH USED IN INVESTING ACTIVITIES                                                 (124,872)         (245,623)
                                                                                     ---------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
         Proceeds from short-term borrowing                                            100,000
         Repayments of short-term notes payable                                       (200,000)
         Repayments of long-term debt                                                 (350,000)         (344,444)

         Payments on capitalized lease obligations                                        (536)
                                                                                     ---------       -----------
NET CASH USED IN FINANCING ACTIVITIES                                                 (250,536)         (544,444)
                                                                                     ---------       -----------

NET DECREASE IN CASH                                                                  (125,939)         (200,923)

CASH, Beginning of year                                                                221,944           422,867
                                                                                     ---------       -----------
CASH, End of year                                                                    $  96,005       $   221,944
                                                                                     =========       ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

         Income taxes paid                                                           $     -         $    73,514

         Interest paid                                                               $ 113,131       $   124,090
                                                                                     =========       ===========

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

         During the year ended December 31, 1995, the Company acquired machinery and equipment valued at $88,135 under capitalized lease obligations.

         During the year ended December 31, 1994, loans receivable from officers in the amount of $300,000 were converted into officers' compensation.

See the accompanying notes to consolidated financial statements.

                    DAWN TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation

         The consolidated financial statements include the accounts of Dawn Technologies, Inc. and its wholly-owned subsidiaries, Dawn Special Systems Corp. and Dawn Products Corp., (collectively referred to as the "Company"). All significant intercompany transactions have been eliminated.

Inventories

         Inventories are stated at cost, on a first-in, first-out basis, which does not exceed market value. Until 1994, the cost of certain inventory which was purchased in bulk was being charged to cost of sales evenly over the expected period of usage. During 1994, the carrying value of this inventory was adjusted to its expected salvage value.

Property and Equipment

         Property and equipment is stated at cost less accumulated depreciation and amortization. The Company records depreciation and amortization as follows:

                                                    Estimated
                        Asset                      Useful Life          Principal Method
                        -----                      -----------          ----------------
           Building and improvements                 31 Years           Straight-line
           Leasehold improvements                     5 Years           Straight-line
           Machinery and equipment                    7 Years           Declining-balance
           Office equipment                           7 Years           Declining-balance

         Maintenance and repairs expenditures are charged to operations and renewals and betterments are capitalized. Items of property and equipment which are sold, retired or otherwise disposed of are removed from the asset and accumulated depreciation or amortization accounts and any gain or loss on the disposition is credited or charged to operations.

Income (Loss) per Common Share

         Income (loss) per common share is computed based upon the weighted average number of shares outstanding during the year. The effect of outstanding convertible debt and common stock options is not dilutive in each of the years presented.

Recently Issued Accounting Standards

         In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". This statement establishes financial accounting and reporting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used, and for long-lived assets and certain identifiable intangibles to be disposed of. This statement is effective for financial statements for fiscal years beginning after December 15, 1995, although earlier application is encouraged. The Company has not concluded its evaluation of the effect, if any, the adoption of SFAS No. 121 will have on its financial position or results of operations.

         In November 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation". This statement establishes a fair value based method of accounting for an employee stock option or similar equity instrument but allows companies to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees". Companies electing to remain with the accounting under APB No. 25 must, however, make proforma disclosures of net income and earnings per share as if the fair value based method of accounting as defined in SFAS No. 123 had been applied. These disclosure requirements are effective for years beginning after December 15, 1995.

                    DAWN TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - LIQUIDITY:

As discussed in Note 6 to the consolidated financial statements, subsequent to January 1, 1996, the Company was not in compliance with certain covenants of its bank loan agreements and, accordingly, the bank can request repayment of such loans on demand. In addition, the Company's projections for 1996 reflect a negative cash flow.

The Company is in discussions with the bank to obtain a waiver for its noncompliance with the loan agreements and to reduce the required debt repayments in order to eliminate the projected negative cash flow. In addition, management has taken steps to reduce costs by eliminating certain staff and management positions and has taken steps to conserve cash by delaying certain contractual payments to a former president of the Company. There is no assurance that a waiver from the bank and the reduction in the required debt payments will be obtained nor that the actions taken by management will be sufficient to enable the Company to meet its obligations as they come due.

The accompanying financial statements have ben prepared assuming that the Company will continue as a going concern. The conditions discussed above, among others, raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3 - NOTES RECEIVABLE FROM OFFICERS:

During 1993, the Company loaned $300,000 to two of its officers. These loans were extended to reimburse the officers for collateral which they had provided to the Company's lender in order for the Company to secure its short-term and long-term bank notes payable. The notes were due six months after the return of the officers' collateral from the lender and, in April 1994, the Company was able to refinance its debt and the collateral was returned to the officers. When the notes were due in October 1994, they were forgiven and charged to officers' compensation. While they were outstanding, the notes earned interest at the rate the officers received as interest on their collateral which was held in the form of certificates of deposit by the lender.

NOTE 4 - INVENTORIES:

Inventories at December 31, 1995 are summarized as follows:

         Finished goods                       $          32,847
         Work in process                                180,755
         Raw material                                   614,133
                                              -----------------
                                               $        827,735
                                              =================

The carrying values of certain inventory which had been purchased in bulk in connection with certain sales contracts held by the Company was reduced to its estimated salvage value during 1994 resulting in accelerated charges to cost of sales of approximately $200,000. The cost of this inventory was being charged to cost of sales evenly over the expected period of usage of three years. However, management of the Company believes that future sales under these contracts may not be significant and that the carrying value of the related inventory should not be greater than the expected salvage value at December 31, 1994 of approximately $75,000.

NOTE 5 - PROPERTY AND EQUIPMENT:

At December 31, 1995, machinery and equipment includes $65,135 and office equipment includes $23,000 recorded under capitalized leases. At December 31, 1995, accumulated amortization recorded on assets acquired under capitalized leases was $12,594.

During the year ended December 31, 1995, the Company abandoned certain computer and communications equipment. This equipment was acquired in 1995 for a cost of $20,000 and had not been depreciated at the time it was abandoned.

During 1994, the Company determined that it would cease operations in its Mount Vernon, New York facility and did so during the fourth quarter of 1994. Accordingly, the Company recorded a write-off of abandoned leasehold improvements of $48,357 during 1994.

                    DAWN TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - NOTES PAYABLE:

The Company has a bank note payable on demand of $100,000 which is secured by all of the Company's assets and guaranteed by the Company's principal stockholders. The note payable bears interest at 1.0% above the bank's prime rate (9.5% at December 31, 1995).

The following is a summary of the Company's long-term debt obligations at December 31, 1995:

         Bank note payable in equal monthly installments of $29,167 through
         April 1997, plus interest at 1.25% above the bank's prime rate (9.75 %
         at December 31, 1995), secured by all of the Company's assets and
         guaranteed by the Company's principal stockholders                        $        466,667

         Subordinated convertible note payable in October 1996,
         bearing interest at 10%, convertible into 200,000 shares
         of the Company's common stock during the term of the note                           50,000
                                                                                   ----------------
                                                                                   $        516,667
                                                                                   ================
Aggregate future principal payments on long-term debt are as follows:
         Year ending December 31:
                  1996                                                             $        400,000
                  1997                                                                      116,167
                                                                                   ----------------
                                                                                   $        516,667
                                                                                   ================

The Company's loan agreement with its bank requires the Company to maintain certain financial ratios, as defined, including total debt not exceeding 2.1 times equity, current assets not falling below 1.5 times current liabilities and earnings not falling below 1.25 times annual debt service requirements. The bank has waived compliance with these specific financial ratio requirements through January 1, 1996. Subsequent to January 1, 1996, the Company is not in compliance with the financial ratio requirements and, accordingly, the entire balance due on the bank term note payable is classified as current at December 31, 1995, even though $116,167 of the balance is actually scheduled for repayment in 1997.

NOTE 7 - CAPITALIZED LEASE OBLIGATIONS:

The following is a summary of capitalized leases at December 31, 1995:

         Equipment lease payable in equal monthly installments of
 $1,605, including interest at 13.81%, through July 2000                                $          65,135

         Equipment lease payable in equal monthly installments of $761,
including interest at 11.75%, through November 1998                                                22,464
                                                                                        -----------------
                                                                                                   87,599
         Less current portion                                                                      17,798
                                                                                        -----------------
                                                                                        $          69,801
                                                                                        =================
Aggregate future principal payments on capitalized lease obligations are as follows:

         Year ending December 31:                                                       $          17,798
                  1996                                                                             20,258
                  1997                                                                             22,292
                  1998                                                                             16,516
                  1999                                                                             10,735
                  2000                                                                  -----------------
                                                                                        $          87,599
                                                                                        =================


                    DAWN TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - RELATED PARTY TRANSACTIONS:

The Company was charged approximately $50,000 and $108,000 for consulting services rendered by one of its directors in 1995 and 1994, respectively.

During 1994, the Company's president announced his retirement. The former president, who is also a current stockholder of the Company and was a director of the Company until March 1996, has agreed not to compete with the Company for a five year period ending December 31, 1999. As consideration for his agreement not to compete with the Company, the former president will receive $125,000 per year through December 31, 1999. The present value of payments under this agreement were accrued in 1994. In September 1995, this former president agreed to defer the payments due him under this agreement in order to allow the Company to meet other existing cash commitments. In addition, accrued payroll includes $197,000 and $200,000 at December 31, 1995 and 1994, respectively, payable to this former president as compensation for services rendered in 1994. Interest expense in 1995 includes approximately $54,000 to this former president on the Company's noncompete agreement and the accrued payroll. During 1994, the Company also leased office and factory space from this former president. Rent expense under this lease was approximately $83,000 in 1994.

During 1994, the Company agreed to supplement the interest earned on collateral provided to the Company's lender by certain members of management so that each of the providers earned approximately 10% interest on their collateral. Interest expense includes interest supplements of approximately $13,000 in 1994. During 1994, the collateral was released by the lender and, accordingly, the Company's commitment to supplement interest was terminated.

During 1994, the Company paid $15,000 to an individual related to the Company's former president for assistance in the development of certain business proposals.

NOTE 9 - COMMITMENTS:

In connection with the acquisition of certain product design information for United States Postal Service "Cluster Box Units", the Company entered into a royalty agreement whereby the Company has agreed to pay a royalty on revenues from future sales of Cluster Box Units of 2% of the first twenty million dollars of revenues, 1% of the second twenty million dollars of revenues and 1/2% of the next sixty million dollars of revenues.

In October 1995, the Company completed an agreement with its president which included the president's resignation. Upon his resignation the former president agreed not to compete with the Company for three years. In exchange for his resignation and agreement not to compete, the Company has agreed to pay him $60,000 ($15,000 of which was paid in 1995), to pay for his health insurance until December 31, 1996 (or earlier if he becomes eligible to participate in another employer's plan), to vest 237,500 shares of unvested stock previously issued to him under the Company's stock bonus plan and to pay him a commission of up to 1/2 of 1% on the first $25,000,000 of sales of "Cluster Box Units" to the United States Postal Service. Except for the potential commission which is contingent upon future sales, the costs associated with this agreement have been accrued at December 31, 1995.

The Company entered into a lease for corporate office space commencing January 1, 1995. This lease expires in March 1997 and requires minimum annual rental payments of $24,000.

NOTE 10 - MAJOR CUSTOMERS:

Accounts receivable at December 31, 1995 includes approximately $987,000 from three major customers. Approximate sales to these major customers in 1995 and 1994 are summarized below:

                                                       1995                1994
                                                    ----------          ----------
     The United States Postal Service               $3,372,000          $3,850,000
     The United States Defense Department              969,000             844,000
     International Business Machines Corp.           2,198,000           3,106,000
                                                    ----------          ----------
                                                    $6,539,000          $7,800,000
                                                    ==========          ==========

                    DAWN TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - STOCKHOLDERS' EQUITY:

Stock Bonus Plan

     The Company has a stock bonus plan under which the Company grants shares of common stock as an incentive. Shares granted prior to 1994 become vested to the recipients as future services are provided. Shares granted in 1994 vest to the recipients annually, beginning December 31, 1995, based upon the Company's profit. Vesting occurs in an amount equal to the number of shares that 10% of the Company's pre-tax earnings could purchase at the market price of the Company's stock at the date of grant. Shares vested under the plan were 420,731 and 30,000 in 1995 and 1994, respectively. Shares vested in 1995 included 355,000 shares held by two former employees of the Company for which the Board of Directors approved accelerating vesting prior to the employees' termination of employment. At December 31, 1995 there are 693,769 unvested shares issued under the plan which are valued at $224,066 and there are 218,000 shares available for grant under the plan.

Stock Option Plan

     The Company has a stock option plan under which options to purchase shares of the Company's common stock are granted at a price equal to the market price of the stock at the date of grant (110% of the market price for owners of 10% or more of the Company's common stock). Options are exercisable in four equal annual installments beginning one year from the date of grant and can be accumulated so that all shares may be purchased in years five through ten. Options expire at the end of the tenth year. The following is a summary of stock option plan activity for 1995 and 1994:

                                                                                1995             1994
                                                                              -------         ---------
     Option shares available for grant, beginning of year                     306,000            14,000
     Option shares added to the plan for grant                                                1,000,000
     Option shares granted                                                                     (710,000)
     Option shares returned to the plan upon employee termination             487,500             2,000
                                                                              -------         ---------
     Option shares available for grant, end of year                           793,500           306,000
                                                                              =======         =========

     The following is a summary of options outstanding:

                            Exercise           Options           Options           Options          Options
     Date Granted             Price            Granted          Exercised        Outstanding      Exercisable
     ------------           --------          ---------         ---------        -----------      -----------
         1989                $0.3750            160,000           78,000             82,000           82,000
         1991                $0.3750            145,000                             145,000          145,000
         1992                $0.4135            400,000                             400,000          300,000
         1993                $0.4135            100,000                             100,000           50,000
         1994                $0.3750            325,000                             325,000           81,250
         1994                $0.2500             80,000                              80,000           20,000
                                              ---------          -------          ---------          -------
                                              1,210,000           78,000          1,132,000          678,250
                                              =========          =======          =========          =======

NOTE 12 - INCOME TAXES:

A reconciliation of tax at federal statutory rates applied to income before income taxes to federal income tax expense is as follows:

                                                                                     1995                1994
                                                                                   --------           ---------
     Tax at federal statutory rates                                                $ 73,000           $(548,000)
     Federal income tax expense (benefit) of operating loss carryforwards           (73,000)            701,000
                                                                                   --------           ---------
     Federal income tax expense                                                    $   --             $ 153,000
                                                                                   ========           =========

The provision for income taxes in 1994 results from recording a valuation allowance on the Company's deferred tax asset arising from its net operating loss carryforward. The net operating loss incurred in 1994 created an uncertainty as to whether the Company will be able to utilize its net operating loss carryforward and realize its deferred tax asset. Accordingly, management has elected to record a valuation allowance for the entire amount of its deferred tax asset. At December 31, 1995 the Company has a net operating loss carryforward of approximately $1,150,000 for federal income tax purposes.

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Information required under Item 9 will be contained in a definitive Proxy Statement relating to the election of directors which will be filed with the Securities and Exchange Commission within 120 days after the Company's fiscal year end and such information is incorporated herein by reference.

ITEM 10 - EXECUTIVE COMPENSATION

Information required under Item 10 will be contained in a definitive Proxy Statement relating to the election of directors which will be filed with the Securities and Exchange Commission within 120 days after the Company's fiscal year end and such information is incorporated herein by reference.

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information required under Item 11 will be contained in a definitive Proxy Statement relating to the election of directors which will be filed with the Securities and Exchange Commission within 120 days after the Company's fiscal year end and such information is incorporated herein by reference.

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTION

Information required under Item 12 will be contained in a definitive Proxy Statement relating to the election of directors which will be filed with the Securities and Exchange Commission within 120 days after the Company's fiscal year end and such information is incorporated herein by reference.

                                                             PART IV

ITEM 13 - EXHIBITS AND REPORTS ON FORM 8-K

A. The following is an index of exhibits which are a part of this report:

     The following exhibits are filed as a part of this report:

                                                                                                  Sequentially
   Exhibit                                                                                          Numbered
    Number                                 Description of Exhibit                                     Page
    ------                                 ----------------------                                     ----
     3.2(b)    Amendment to the By-laws of the Company                                                 19
    10.23a     Form of  indemnification agreement with directors and officers of the Company,          20
                 dated  September 15, 1995
    10.24      Non compete agreement with John McTigue dated October 31, 1995                          24
    23         Consent by accountants' to incorporate auditors' report by reference                    28
    27         Financial Data Schedule                                                                 29

The following exhibits are incorporated by reference:

                                                                                                    Incorporated
   Exhibit                                                                                          by Reference
    Number                                  Description of Exhibit                                      From
    ------                                  ----------------------                                      ----
     3.1       Certificate of Incorporation, as amended                                                  b
     3.2       By-laws of Dawn Technologies, Inc., as amended                                            d
     3.2a      Amendment to the by-laws of Dawn Technologies, Inc.                                       g

    10.16      Subordinated convertible note payable to Paul Elliot, dated September 28, 1993            a
    10.17      Term loan and line of credit agreement with Citibank, dated April 1994                    c
    10.18      Dawn Technologies, Inc. Stock Bonus Plan, as amended                                      c
    10.19      Dawn Technologies, Inc. 1989 Stock Option Plan, as amended                                b
    10.20      Non compete agreement with Andrew D'Aloia                                                 e
    10.21      Lease for corporate office facility                                                       e
    10.22      Asset purchase agreement with Leslie-Locke, Inc. dated May 16, 1996                       f
      21       Subsidiaries of the registrant                                                            h

     a - Form 10-QSB for the period ended September 30, 1993

     b - Form 10-KSB for the year ended December 31, 1993

     c - Form 10-QSB for the period ended March 31, 1994

     d - Form 10-QSB for the period ended September 30, 1994

     e - Form 10-KSB for the year ended December 31, 1994

     f - Form 10-QSB for the period ended June 30, 1995

     g - Form 10-QSB for the period ended September 30, 1995

     h - Financial statements at Item 8 of this Form 10-KSB

The following management contracts or compensatory plans are incorporated by reference:

     The Dawn Technologies, Inc. Stock Bonus Plan, as amended (Exhibit 10.18) and the Dawn Technologies, Inc. 1989 Stock Option Plan, as amended (Exhibit 10.19) are incorporated by reference from the Company's Form 10-QSB for the period ended March 31, 1994 and Form 10-KSB for the year ended December 31, 1993, respectively.

B. Reports on Form 8-K

None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     Dawn Technologies, Inc.

     /s/ DENNIS DIDONATO                                          March 26, 1996
     -----------------------------------------------------
     By:  Dennis DiDonato                                              Date
          Co-Chief Executive Officer and Co-Chief
          Operating Officer (Principal Executive Officer)


     Dawn Technologies, Inc.

     /s/ NICHOLAS GARRUTO                                         March 26, 1996
     -----------------------------------------------------
     By:  Nicholas Garruto                                             Date
          Co-Chief Executive Officer and Co-Chief
          Operating Officer (Principal Executive Officer)
          and Chief Financial and Accounting Officer
          (Principal Finance and Accounting Officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report is signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

     /s/ WARREN NOVICK                                            March 26, 1996
     -----------------------------------------------------
     Warren K. Novick, Director                                        Date

     -----------------------------------------------------
     Placido Saretto, Director                                         Date

     /s/ VICTOR WINOGRADO                                         March 26, 1996
     -----------------------------------------------------
     Victor Winogrado, Director                                        Date

     /s/ MURRAY TRACHTEN                                          March 26, 1996
     -----------------------------------------------------
     Murray Trachten, Director                                         Date

     /s/ DENNIS DIDONATO                                          March 26, 1996
     -----------------------------------------------------
     Dennis DiDonato, Director                                         Date

EXHIBIT INDEX

Exhibit No.                     Description
----------                      -----------
EX-3.2(B)                       By-Laws
EX-10.23(A)                     Indemnification Agreement
EX-10.24                        Noncompetition Agreement
EX-23                           Consent of Independent Accountants
EX-27                           Financial Data Schedule