Form 10QSB
period 1996-03-31
DAWN TECHNOLOGIES INC
filed 1996-05-15
CIK 831752

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

    X          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
  -----
               EXCHANGE ACT OF 1934

                       For the quarterly period ended          MARCH 31, 1996
                                                       ----------------------

               TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
  -----
               EXCHANGE ACT OF 1934

                    For the transition period from              to
                                                   ------------    ------------

                         Commission file number 0-17864
                                                -------

                             DAWN TECHNOLOGIES, INC.
       -------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)

                 DELAWARE                                        13-3493060
  -----------------------------------                      --------------------
    (State or Other Jurisdiction of                         (I.R.S. Employer
     Incorporation or Organization)                         Identification No.)

                560 WHITE PLAINS ROAD, TARRYTOWN, NEW YORK 10591
               --------------------------------------------------
                     (Address of Principal Executive Office)

                                (914) 332 - 4505
               --------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

  ----------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       Yes   X            No
                           -----              -----

The number of shares outstanding of the issuer's common stock, as of April 30, 1996, was:

                       Class of Stock                         Shares Outstanding
           COMMON STOCK $.001 PAR VALUE PER SHARE                 9,036,478



The exhibit index is located at page 11 of this report.

                                     1 of 11

                    DAWN TECHNOLOGIES, INC. AND SUBSIDIARIES

                                      INDEX

                                                                                      Page
PART I - FINANCIAL INFORMATION:

      Item 1 - Financial Statements:

               Consolidated Balance Sheets, March 31, 1996 (Unaudited) and
                 December 31, 1995                                                      3

               Consolidated Statements of Income and Accumulated Deficit,
                 Three Months Ended March 31, 1996 and 1995 (Unaudited)                 4

               Consolidated Statements of Cash Flows, Three Months Ended
                 March 31, 1996 and 1995 (Unaudited)                                    5

               Notes to Consolidated Financial Statements (Unaudited)                6  -  7

      Item 2 - Management's Discussion and Analysis of Financial Condition
                   and Results of Operations                                         8  -  9


PART II - OTHER INFORMATION                                                             10


                                     2 of 11

                    DAWN TECHNOLOGIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                           March 31,      December 31,
                                                                             1996             1995
                                                                         -----------      -----------
                                                                         (Unaudited)
ASSETS
CURRENT ASSETS:
         Cash                                                            $    67,529      $    96,005
         Accounts receivable, less allowance for doubtful accounts
           of $2,500                                                       1,088,642        1,015,925
         Inventories                                                         821,993          827,735
         Other current assets                                                  6,998           24,865
                                                                         -----------      -----------
                  Total current assets                                     1,985,162        1,964,530

PROPERTY AND EQUIPMENT, less accumulated depreciation
  and amortization of $756,505 in 1996 and $732,805 in 1995                  654,591          656,749
                                                                         -----------      -----------

                                                                         $ 2,639,753      $ 2,621,279
                                                                         ===========      ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
         Short-term bank note payable                                    $   100,000      $   100,000
         Current portion of long-term debt                                   429,167          516,667
         Current portion of capitalized lease obligation                      18,383           17,798
         Accounts payable and accrued expenses                               956,980          963,481
         Accrued payroll and related liabilities                             304,801          301,314
         Current portion of accrued cost of non-compete agreement            142,728           87,710
         Income taxes payable                                                 41,145           59,522
                                                                         -----------      -----------
                  Total current liabilities                                1,993,204        2,046,492
                                                                         -----------      -----------

OTHER LIABILITIES:
         Capitalized lease obligation, less current portion                   64,980           69,801
         Accrued cost of non-compete agreement, less current portion         303,125          358,143
                                                                         -----------      -----------
                  Total other liabilities                                    368,105          427,944
                                                                         -----------      -----------

STOCKHOLDERS' DEFICIT:
         Common stock, $.001 par value, 15,000,000 shares
            authorized, 9,036,478 and 9,108,978 shares issued
            and outstanding in 1996 and 1995, respectively                     9,036            9,109
         Capital in excess of par value                                    2,314,484        2,341,911
         Unearned restricted common stock issued                            (186,566)        (224,066)
         Accumulated deficit                                              (1,858,510)      (1,980,111)
                                                                         -----------      -----------
                  Total stockholders' equity                                 278,444          146,843
                                                                         -----------      -----------

                                                                         $ 2,639,753      $ 2,621,279
                                                                         ===========      ===========


See the accompanying notes to consolidated financial statements.

                                     3 of 11

                    DAWN TECHNOLOGIES, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                             AND ACCUMULATED DEFICIT
                   Three Months Ended March 31, 1996 and 1995
                                   (Unaudited)

                                                             1996             1995
                                                          -----------      -----------

SALES                                                     $ 1,854,005      $ 1,896,430
                                                          -----------      -----------
COSTS AND EXPENSES:
         Cost of sales                                      1,437,353        1,510,216
         Selling, general and administrative expenses         243,074          325,439
         Product development expenses                          11,677
                                                          -----------      -----------
                  Total costs and expenses                  1,692,104        1,835,655
                                                          -----------      -----------

INCOME FROM OPERATIONS                                        161,901           60,775

INTEREST EXPENSE                                               40,300           32,040
                                                          -----------      -----------

NET INCOME                                                    121,601           28,735

ACCUMULATED DEFICIT, beginning of period                   (1,980,111)      (2,128,004)
                                                          -----------      -----------

ACCUMULATED DEFICIT, end of period                        $(1,858,510)     $(2,099,269)
                                                          ===========      ===========




NET INCOME PER COMMON SHARE                               $     0.013      $     0.003
                                                          ===========      ===========


WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING        9,036,478        8,858,978
                                                          ===========      ===========


See the accompanying notes to consolidated financial statements.

                                     4 of 11

                    DAWN TECHNOLOGIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                   Three Months Ended March 31, 1996 and 1995

                                   (Unaudited)


                                                                            1996          1995
                                                                         ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
         Net income                                                      $ 121,601      $  28,735
         Adjustments to reconcile net income to net cash provided by
           (used in) operating activities:
                  Depreciation and amortization                             23,700         26,000
                  Allowance for doubtful accounts                                          12,000
                  Expenses related to restricted common stock earned        10,000          9,049
                  Changes in assets and liabilities:
                           Accounts receivable                             (72,717)       106,111
                           Inventories                                       5,742       (106,027)
                           Other current assets                             17,867         17,888
                           Accounts payable and accrued expenses            (6,501)      (184,528)
                           Accrued payroll and related liabilities           3,487         30,735
                           Accrued cost of non-compete agreement                          (14,708)
                           Income taxes payable                            (18,377)        (1,055)
                                                                         ---------      ---------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                         84,802        (75,800)
                                                                         ---------      ---------

NET CASH FLOWS FROM INVESTING ACTIVITIES, Payments for
  purchases of property and equipment                                      (21,542)       (35,530)
                                                                         ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Proceeds from short-term borrowings                                              100,000
         Repayment on capitalized lease obligations                         (4,236)
         Repayments of long-term debt                                      (87,500)       (87,500)
                                                                         ---------      ---------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                        (91,736)        12,500
                                                                         ---------      ---------

NET DECREASE IN CASH                                                       (28,476)       (98,830)

CASH, beginning of period                                                   96,005        221,944
                                                                         ---------      ---------

CASH, end of period                                                      $  67,529      $ 123,114
                                                                         =========      =========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
         Income taxes paid                                               $  18,377      $   1,145
                                                                         =========      =========

         Interest paid                                                   $  22,022      $  32,040
                                                                         =========      =========

See the accompanying notes to consolidated financial statements.

                                     5 of 11

                    DAWN TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Financial Statements - The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all the information and footnotes required by generally accepted accounting principles. All adjustments which are of a normal recurring nature and, in the opinion of management, necessary for a fair presentation have been included. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report filed in its Form 10-KSB for the year ended December 31, 1995.

NOTE 2 - RELATED PARTY TRANSACTIONS:

One of the Company's directors charged the Company approximately $18,750 during the three months ended March 31, 1995 for consulting services.

NOTE 3 - MAJOR CUSTOMERS:

At March 31, 1996, accounts receivable includes approximately $1,081,000 from three major customers. Approximate sales to major customers during the three months ended March 31, 1996 are summarized below:

                                                 1996           1995
                                              ----------     ----------
    International Business Machines Corp.     $  380,000     $  676,000
    United States Defense Department              37,000        427,000
    United States Postal Service               1,395,000        619,000
                                              ----------     ----------
                                              $1,812,000     $1,722,000
                                              ==========     ==========

NOTE 4 - STOCKHOLDERS' EQUITY:

In January 1996, the Company reacquired and retired 72,500 shares of unearned restricted common stock which had been issued to an employee under the Company's stock bonus plan. These shares were reacquired under the terms of the plan as a result of the employee's retirement prior to the shares becoming vested to his benefit.

NOTE 5 - INCOME TAXES:

The following is a reconciliation of tax at federal statutory rates applied to income from operations before income taxes to federal income tax expense for the three months ended March 31, 1996:

                                                   1996          1995
                                                 --------      --------
    Tax at federal statutory rates               $ 41,000      $ 10,000
    Federal income tax expense (benefit) of:
             Operating loss carryforwards         (29,000)       (9,000)
             State income tax                     (12,000)       (1,000)
                                                 --------      --------
    Federal income tax expense                   $   --        $   --
                                                 ========      ========

                                     6 of 11

                    DAWN TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - SUBSEQUENT EVENTS:

On April 25, 1996 a fire occurred at the Company's manufacturing facility. Damage from the fire was primarily to the Company's offices located at the facility. Management does not anticipate that the fire will, after giving effect to anticipated insurance recoveries, have a material adverse effect upon the Company's financial condition or production capability.

On or around April 26, 1996, Mr. Andrew D'Aloia, a former employee of the Company and a holder of 23.17% of the Company's outstanding common stock on April 17, 1996, commenced an action against the Company, in the Supreme Court of the State of New York, Westchester County, to collect compensation claimed due him for services rendered in 1994 of $197,000 and for all payments under his noncompetition agreement in the amount of $541,667, of which $83,333 are claimed to be past due, and interest on these amounts of approximately $40,000.

The Company and Mr. D'Aloia are currently attempting to negotiate a mutually acceptable settlement of Mr. D'Aloia's claim

                                     7 of 11

                             DAWN TECHNOLOGIES, INC.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

The following is management's discussion and analysis of certain significant factors which have affected the Company's financial position and results of operations during the periods included in the accompanying consolidated financial statements.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 1996 TO
1995

Sales decreased from $1,896,430 in 1995 to $1,854,005 in 1996, a decrease of $42,425 (approximately 2% of 1995 sales) which is not a significant variation. Future sales beyond the shipments of items in the Company's backlog cannot be predicted.

Cost of sales as a percentage of sales decreased from approximately 79.6% in 1995 to 77.5% in 1996. This decrease in the cost of sales percentage is primarily the result of decreases in the Company's indirect management labor force.

Selling, general and administrative expenses decreased from $325,439 in 1995 to $243,074 in 1996, a decrease of $82,365 which is approximately 25% of 1995 selling, general and administrative expenses. This decrease is primarily attributable to lower levels of officers compensation in 1996.

In 1996, the Company incurred product development expenses related to the development of new products for potential sale to the United States Postal Service of $11,677. In 1995, the Company had no such expenses.

As a result of all of the factors discussed above, income from operations increased from $60,775 in 1995 to $161,901 in 1996.

Interest expense increased from $32,040 in 1995 to $40,300 in 1996, which is an increase of $8,260. This increase is attributable to interest being accrued on amounts payable to former employees for compensation earned in previous years and noncompetition agreements.

As a result of all of the factors discussed above, net income increased from $28,735 in 1995 to $121,601 in 1996.

BACKLOG

As of May 5, 1996, the Company had a sales backlog of approximately $4,772,000. Scheduled shipments of this backlog are approximately $3,997,000 in 1996 and $775,000 in 1997.

Future sales beyond the shipments of items in the Company's backlog cannot be predicted.

All of the orders in the Company's backlog are subject to cancellation. In certain cases the Company may be entitled to some compensation in the event of cancellation.

                                     8 of 11

LIQUIDITY AND CAPITAL RESOURCES

Operating activities provided cash of $84,802 in 1996 while they used cash of $75,800 in 1995. This was primarily due to lower operating costs (indirect management labor and officers' salaries) in 1996. In addition, the Company used cash of $21,542 in 1996 and $35,530 in 1995 to acquire property and equipment and repaid long-term debt and capital lease obligations of $91,736 in 1996 and $87,500 in 1995. To help fund these cash needs, the Company borrowed $100,000 under its short-term line of credit in 1995. The net result was a decrease in cash of $28,476 and $98,830 in 1996 and 1995, respectively.

The Company had a working capital deficit of $8,042 at March 31, 1996 and $81,962 at December 31, 1995. The ratio of current assets to current liabilities was 1.00 to 1.00 at March 31, 1996 and 0.96 to 1.00 at December 31, 1995.

On April 25, 1996 a fire occurred at the Company's manufacturing facility. Damage from the fire was primarily to the Company's offices located at the facility. Management does not anticipate that the fire will, after giving effect to anticipated insurance recoveries, have a material adverse effect upon the Company's financial condition or production capability.

On or around April 26, 1996, Mr. Andrew D'Aloia, a former employee of the Company and a holder of 23.17% of the Company's outstanding common stock on April 17, 1996, commenced an action against the Company, in the Supreme Court of the State of New York, Westchester County, to collect compensation claimed due him for services rendered in 1994 of $197,000 and for all payments under his noncompetition agreement in the amount of $541,667, of which $83,333 are claimed to be past due, and interest on these amounts of approximately $40,000. The Company and Mr. D'Aloia are currently attempting to negotiate a mutually acceptable settlement of Mr. D'Aloia's claim

Management believes that the Company has sufficient liquidity, borrowing capacity and other capital resources to meet its planned needs for the next year.

INFLATION

The Company does not believe that inflation would have a significant effect on its operations because the Company factors in potential escalations in the costs of material, labor and overhead when preparing its bids for contract awards and when pricing its products.

                                     9 of 11

                             DAWN TECHNOLOGIES, INC.

                           PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS:

On or around April 26, 1996, Mr. Andrew D'Aloia, a former employee of the Company and a holder of 23.17% of the Company's outstanding common stock on April 17, 1996, commenced an action against the Company, in the Supreme Court of the State of New York, Westchester County, to collect compensation claimed due him for services rendered in 1994 of $197,000, and for all payments under his noncompetition agreement in the amount of $541,667, of which $83,333 are claimed to be past due, and interest on these amounts of approximately $40,000. The Company and Mr. D'Aloia are currently attempting to negotiate a mutually acceptable settlement to Mr. D'Aloia's claim.

ITEM 2 - CHANGES IN SECURITIES:

     None

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES:

     None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

     None

ITEM 5 - OTHER INFORMATION:

On April 25, 1996 a fire occurred at the Company's manufacturing facility. Damage from the fire was primarily to the Company's offices located at the facility. Management does not anticipate that the fire will, after giving effect to anticipated insurance recoveries, have a material adverse effect upon the Company's financial condition or production capability.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K:

     a.  The following exhibits are filed as a part of this report:

             Exhibit No.          Exhibit Description
             -----------          -------------------
             27                   Financial Data Schedule

     b.  Reports on Form 8-K:

         No reports on Form 8-K were filed by the issuer during the quarter for which this report is filed.

                                    10 of 11

                                                           SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the issuer has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         Dawn Technologies, Inc.


         /s/ David Sklar                                            May 8, 1996
         ----------------------------------------------------      -------------
         By:      David Sklar                                          Date
                  President and Chief Executive Officer
                  (Principal Executive Officer)

         /s/ John Scanlon                                           May 8, 1996
         ----------------------------------------------------      -------------
         By:      John Scanlon                                         Date
                  Chief Financial and Accounting Officer
                  (Principal Finance and Accounting Officer)


                                    11 of 11

                                EXHIBIT INDEX


                     Exhibit 27 - Financial Data Schedule