Form 10QSB
period 1996-06-30
DAWN TECHNOLOGIES INC
filed 1996-08-14
CIK 831752

                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                     THE SECURITIES AND EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                                  EXCHANGE ACT

For the transition period from

COMMISSION FILE NUMBER: 0-17864

                              DAWN TECHNOLOGIES, INC.
        (Exact name of small business issuer as specified in its charter)

          Delaware                                   13-3493060
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)

                  433 South Main St., West Hartford, CT 06410
                    (Address of principal executive offices)

                                 (860) 561-3979
                           (Issuer's telephone number)

                    500 White Plains Road, Tarrytown, NY 10591
                (Former name, former address and former fiscal year,
                 if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes   X                               No
                                ---                                  ---

The number of shares outstanding of the issuer's common stock, as of April 30, 1996, was:

           Class of Stock                      Shares Outstanding
- -------------------------------------      ---------------------------------
Common Stock $.001 par value per share              9,036,478

The exhibit index is located at page 13 of this report.

                                   1 of 14

                    DAWN TECHNOLOGIES, INC. AND SUBSIDIARIES

                                      INDEX




                                                                                      Page
                                                                                      ----
     PART I -  FINANCIAL INFORMATION:

              Item 1 - Financial Statements:

                       Consolidated Balance Sheets, June 30, 1996 (Unaudited) and
                         December 31, 1995                                              3


                       Consolidated Statements of Income and Accumulated Deficit
                         Six Months and Three Months Ended June 30, 1996                4
                              and 1995 (Unaudited)

                       Consolidated Statements of Cash Flows
                         Six Months and Three Months Ended June 30, 1996                5
                               and 1995 (Unaudited)

                       Notes to Consolidated Financial Statements (Unaudited)           6

              Item 2 - Management's Discussion and Analysis of Financial Condition
                           and Results of Operations                                    9


     PART II - OTHER INFORMATION                                                       12

                    DAWN TECHNOLOGIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                           June 30,       December 31,
                                                                             1996             1995
                                                                          -----------      -----------
                                                                          (Unaudited)
                                     ASSETS
     CURRENT ASSETS:
          Cash                                                            $    68,886      $    96,005

          Accounts receivable, less allowance for doubtful accounts
            of  $2,500 in 1996 and 1995                                       986,106        1,015,925
          Inventories                                                         637,753          827,735
          Other current assets                                                 10,310           24,865
                                                                          -----------      -----------
                Total current assets                                        1,703,055        1,964,530

     PROPERTY AND EQUIPMENT, less accumulated depreciation
       and amortization of $756,505 in 1996 and $732,805 in 1995              636,134          656,749
                                                                          -----------      -----------

                                                                          $ 2,339,189      $ 2,621,279
                                                                          ===========      ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY


     CURRENT LIABILITIES:
          Short-term bank note payable                                    $   100,000      $   100,000
          Current portion of long-term debt                                   337,722          516,667
          Current portion of capitalized lease obligation                      18,383           17,798
          Accounts payable and accrued expenses                               957,977          963,481
          Accrued payroll and related liabilities                             196,803          301,314
          Current portion of accrued cost of non-compete agreement             87,710           87,710
          Income taxes payable                                                 20,845           59,522
                                                                          -----------      -----------
               Total current liabilities                                    1,719,440        2,046,492
                                                                          -----------      -----------

     OTHER LIABILITIES:
          Capitalized lease obligation, Less current portion                   61,903           69,801
          Accrued cost of non-compete agreement, less current portion         358,143          358,143
                                                                          -----------      -----------
               Total other liabilities                                        420,046          427,944
                                                                          -----------      -----------

     STOCKHOLDERS' EQUITY:
          Common stock, .001 par value, 15,000,000 shares
             authorized, 9,036,478 and 9,108,978 shares issued
             and outstanding in 1996 and 1995, respectively                     9,036            9,109
          Capital in excess of par value                                    2,314,484        2,341,911
          Unearned restricted common stock issued                            (186,566)        (224,066)
          Accumulated deficit                                              (1,937,251)      (1,980,111)
                                                                          -----------      -----------
                 Total stockholders' equity                                   199,703          146,843
                                                                          -----------      -----------

                                                                          $ 2,339,189      $ 2,621,279
                                                                          ===========      ===========

See the accompanying notes to consolidated financial statements

                    DAWN TECHNOLOGIES, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                             AND ACCUMULATED DEFICIT
                                   (Unaudited)


                                                           Six Months Ended                Three Months Ended
                                                               June 30,                          June 30,
                                                     ----------------------------      ----------------------------
                                                        1996              1995             1996            1995
                                                     -----------      -----------      -----------      -----------
SALES                                                $ 3,246,461      $ 3,980,996      $ 1,392,456      $ 2,084,566
                                                     -----------      -----------      -----------      -----------

COSTS AND EXPENSES:

     Cost of sales                                     2,569,031        3,068,925        1,131,678        1,558,709
     Selling,general and administrative expenses         558,537          674,752          315,463          349,313
     Product development expenses                         15,791           60,425            4,114           60,425
                                                     -----------      -----------      -----------      -----------
          Total costs and expenses                     3,143,359        3,804,102        1,451,255        1,968,447
                                                     -----------      -----------      -----------      -----------

INCOME (LOSS) FROM OPERATIONS                            103,102          176,894          (58,799)         116,119

INTEREST EXPENSE                                          60,242           65,120           19,942           33,080
                                                     -----------      -----------      -----------      -----------

NET INCOME (LOSS)                                         42,860          111,774          (78,741)          83,039

ACCUMULATED DEFICIT, beginning of period              (1,980,111)      (2,128,004)      (1,858,510)      (2,099,269)
                                                     -----------      -----------      -----------      -----------

ACCUMULATED DEFICIT, end of period                   $(1,937,251)     $(2,016,230)     $(1,937,251)     $(2,016,230)
                                                     ===========      ===========      ===========      ===========



NET INCOME(LOSS) PER COMMON SHARE                    $     0.005      $     0.013      $    (0.009)     $     0.009

                                                     ===========      ===========      ===========      ===========

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING                                     9,036,478        8,923,205        9,036,478        8,986,725
                                                     ===========      ===========      ===========      ===========


See the accompanying notes to consolidated financial statements

                    DAWN TECHNOLOGIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                    Six Months Ended June 30, 1996 and 1995
                                   (Unaudited)

                                                                        1996          1995
                                                                     ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                      $  42,860      $ 111,774
     Adjustments to reconcile net income to net cash provided by
       (used in) operating activities:
          Depreciation and amortization                                 47,400         59,000
          Allowance for doubtful accounts                                   --          4,000
          Common stock issued for product development expenses              --         40,425
          Expenses related to restricted common stock earned            10,000         26,381
           Changes in assets and liabilities:
                  Accounts receivable                                   29,819       (213,099)
                  Inventories                                          189,982       (124,395)
                  Other current assets                                  14,555          8,294
                  Accounts payable and accrued expenses                 (5,504)        89,665
                  Accrued payroll and related liabilities             (104,511)        30,258
                  Accrued cost of non-compete agreement                     --        (40,297)
                  Income taxes payable                                 (38,677)        (1,055)
                                                                     ---------      ---------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                    185,924         (9,049)
                                                                     ---------      ---------

NET CASH FLOWS (USED IN) INVESTING ACTIVITIES:
     Purchases of property and equipment                               (26,785)      (101,662)
                                                                     ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from short-term borrowings                                    --        100,000
     Repayments of long-term debt                                     (186,258)      (175,000)
                                                                     ---------      ---------
NET CASH (USED IN) FINANCING ACTIVITIES                               (186,258)       (75,000)
                                                                     ---------      ---------

NET DECREASE IN CASH                                                   (27,119)      (185,711)

CASH, beginning of period                                               96,005        221,944
                                                                     ---------      ---------

CASH, end of period                                                  $  68,886      $  36,233
                                                                     =========      =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

     Income taxes paid                                               $  11,145      $   1,055
                                                                     =========      =========

     Interest paid                                                   $  60,242      $  54,120
                                                                     =========      =========


See the accompanying notes to consolidated financial statements

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

NOTE 2 - RELATED PARTY TRANSACTIONS:

One of the Company's directors charged the Company $37,500 for each of the six months ended June 30, 1996 and 1995 and $18,750 for each of the three months ended June 30, 1996 and 1995 for consulting services.

NOTE 3 - MAJOR CUSTOMERS:

At June 30, 1996, accounts receivable included approximately $983,004 from three major customers. Approximate sales to major customers are summarized below:


                                              Six Months Ended             Three Months Ended
                                                  June 30,                     June 30,
                                         -------------------------     -------------------------
                                            1996           1995           1996           1995
                                         ----------     ----------     ----------     ----------
International Business Machines Corp     $  761,920     $1,288,000     $  381,920     $  612,000
United States Defense Department             53,692        839,000         16,692        412,000
United States Postal Service              2,380,882      1,575,000        985,882        956,000
                                         ----------     ----------     ----------     ----------
                                         $3,196,494     $3,702,000     $1,384,494     $1,980,000
                                         ==========     ==========     ==========     ==========

NOTE 4 - STOCKHOLDERS' EQUITY:

In January 1996, the Company reacquired and retired 72,000 shares of unearned restricted common stock which had been issued to an employee under the Company's stock bonus plan. These shares were reacquired under the terms of the plan as a result of the employee's retirement prior to the shares becoming vested to his benefit.

                    DAWN TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5 - INCOME TAXES:

The following is a reconciliation of tax at federal statutory rates applied to income from operations before income taxes to federal income tax expense:


                                                    Six Months Ended          Three Months Ended
                                                        June 30,                   June 30,
                                                -----------------------       ------------------
                                                 1996            1995         1996        1995
                                                -------        --------        --       --------
Tax at Federal statutory rates                  $10,000        $ 38,000        $0       $ 28,000
Federal income tax expense (benefit) of :
       Operating loss carryforwards              (9,000)        (34,000)        0        (25,000)
       State income tax                          (1,000)         (4,000)        0         (3,000)
                                                -------        --------        --       --------
Federal income tax expense                      $     0        $      0        $0       $      0
                                                =======        ========        ==       ========

NOTE  6 - CASUALTY LOSS:

On April 25 1996, a fire occurred at the Company's manufacturing facility. Damage was extensive to the offices at the facility along with certain production areas. The Company received an initial insurance proceeds advance of $200,000 which has been offset by costs incurred to date. No additional accrual reflecting costs(or potential gain) due to damaged/destroyed equipment, writedown of building carrying costs or future anticipated construction costs have been made to the June 30, 1996 financial statements. Management believes all such costs will be recovered by future insurance proceeds. (See also Note 7)

NOTE 7 - LITIGATION SETTLEMENT:

On or around April 26, 1996, Mr. Andrew D'Aloia, a former officer and director of the Company and a holder of 23.17% of the Company's outstanding common stock on April 17, 1996, commenced an action against the Company, in the Supreme Court of the State of New York, Westchester County, to collect compensation claimed due him for services rendered in 1994 of $197,000 and for all payments under his noncompetition agreement in the amount of $541,667, of which $83,333 was claimed to be past due, and interest on these amounts of approximately $40,000.

On June 4, 1996, a settlement was reached between the Company and Mr. D'Aloia. The company is required to pay Mr. D'Aloia $300,000 in lieu of accrued compensation and payments on the noncompetition accrued through June 1, 1996. $100,000 was paid upon execution of the settlement. $200,000 is to be repaid based on 37.5% of insurance proceeds received with full payment to be made prior to November 30, 1996. Once the aforementioned payments have been made , the Company must resume payments under the noncompetition agreement until an additional $447,916 has been paid (monthly payments of $10,417).

                    DAWN TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 8 - SUBSEQUENT EVENTS:

In July 1996, the Company entered into a sublease agreement leasing approximately 50,000 square feet of manufacturing and office space in Scranton, Pa. Substantially all production will be at the new facilities. The Blakely plant will be used only for storage and limited production support.

In July, 1996 the Company received an additional insurance recovery check of $409,941 representing settlement of damage claims to the building. Management is pursuing claims for settlement of losses to inventory, equipment and personal belongings.

Upon receipt of above mentioned insurance proceeds, the Company paid Andrew D'Aloia $138,355 under settlement terms as detailed in Note 7.

In July, 1996 the Company relocated it's corporate headquarters from Tarrytown, N.Y. to West Hartford, Ct..

                             DAWN TECHNOLOGIES, INC.


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

The following is management's discussion and analysis of certain significant factors which have affected the Company's financial position and results of operations during the period included in the accompanying consolidated financial statements.

COMPARISON OF OPERATING RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 1996 TO 1995

Sales decreased from $3,980,996 in 1995 to $3,246,461 in 1996, a decrease of $734,535 (approximately 18% of 1995 sales). The decrease in sales is due to reduced production because of the fire sustained at the plant as explained in
Note 6 and reduction of contracts received from the United State Defense Department.

Cost of sales as a percentage of sales increased from approximately 77.6% in 1995 to 79.13% in 1996. This increase in the cost of sales percentage is primarily the result of inefficiencies due to the fire at the plant and the need to outsource more work.

Selling, general and administrative expenses decreased from $674,752 in 1995 to $558,537 in 1996, a decrease of $116,215 which is approximately 17% of 1995 selling, general and administrative expenses. This decrease is primarily attributable to lower levels of officers compensation in 1996.

In 1996, the Company incurred product development expenses related to the development of new products for potential sale to the United States Postal Service.

As a result of all of the factors discussed above, income from operations decreased from $176,894 in 1995 to $103,102 in 1996.

Interest expense was $65,120 in 1995 and 60,242 in 1996, which is not a significant variation.

As a result of all of the factors discussed above, net income decreased from $111,774 in 1995 to $42,860 in 1996.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 1996 TO 1995

Sales decreased from $2,084,566 in 1995 to $1,392,456, a decrease of $692,110 (approximately 33% of 1995 sales). The decrease in sales is due to reduced production because of the fire sustained at the plant as explained in Note 6 and reduction of contracts received from the United States Defense Department.

Cost of sales increased from approximately 74.8% in 1995 to 81.3% in 1996. The increase in the cost of sales percentage is primarily the result of inefficiencies due to the fire at the plant and the need to outsource more work.

                             DAWN TECHNOLOGIES, INC.


Selling, general and administrative expenses decreased from $349,313 in 1995 to $315,463 in 1996, a decrease of $33,850, which is approximately 10% of 1995 selling, general and administrative expenses. This decrease is primarily attributed to lower levels of officers compensation in 1996.

In 1996, the company incurred product development expenses related to the development of new products for potential sale to the United states Postal Service.

As a result of all of the factors discussed above, income from operations decreased from $116,119 in 1995 to a loss of $58,799 in 1996.

Interest expense was $33,080 in 1995 and $19,942 in 1996.

As a result of all of the factors discussed above, net income decreased from $83,039 in 1995 to a loss of $78,741 in 1996.

BACKLOG

As of June 30, 1996, the Company had a sales backlog of approximately $3,957,803. Scheduled shipments of this backlog are approximately $3,146,854 in 1996 and $810,949 in 1997.

Management is aggressively pursuing efforts to diversify its product line and attract new customers, along with expanding services within its current customer base.

Future sales beyond the shipments of items in the Company's backlog cannot be predicted.

All of the orders in the Company's backlog are subject to cancellation. In certain cases the Company may be entitled to some compensation in the event of cancellation.

LIQUIDITY AND CAPITAL RESOURCES

Operating activities provided cash of $185,924 in 1996 while they used cash of $9,049 in 1995. This was primarily due to lower operating costs (indirect management labor and officers' salaries) in 1996. In addition, the Company used cash of $26,785 in 1996 and $101,662 in 1995 to acquire property and equipment and repaid long-term debt and capital lease obligations of $186,278 in 1996 and $175,000 in 1995. To help fund these cash needs, the Company borrowed $100,000 under its short-term line of credit in 1995. The net result was a decrease in cash of $27,119 and $185,711 in 1996 and 1995, respectively.

The Company had a working capital deficit of $16,385 at June 30, 1996 and $81,962 at December 31, 1995. The ratio of current assets to current liabilities was .99 to 1.00 at June 30, 1996 and .96 to 1.00 at December 31, 1995.

Management believes that the Company has sufficient liquidity, borrowing capacity and other capital resources to meet its planned needs for the next year.

                             DAWN TECHNOLOGIES, INC.

INFLATION

The Company does not believe that inflation would have a significant effect on its operations because the Company factors in potential escalations in the costs of material, labor and overhead when preparing its bids for contract awards and when pricing its products.

                             DAWN TECHNOLOGIES, INC.

                           PART II - Other Information

ITEM 1 - -LEGAL PROCEEDING:

See Note 7 to the Consolidated Financial Statements regarding settlement of legal proceedings by Andrew D'Aloia against the Company.

ITEM 2 - CHANGES IN SECURITIES:
         None

 ITEM 3 - DEFAULTS UPON SENIOR SECURITIES:
         None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

Dawn Technologies, Inc. held its Annual Meeting of Stockholders on June 14,
1996.

At that meeting, the persons listed below were elected as the Board of Directors of Dawn Technologies, Inc., and the votes of the number of shares of common stock set forth below were cast as set forth below with respect to each of them. There were no other nominees for director of Dawn Technologies, Inc. at that meeting. In addition, there were no broker non-votes with respect to the election of directors.

                                                                     Authority to Vote
                                                    For                  Withheld
                                                    ---                  --------
Warren K. Novick                                 5,161,194                21,415
Placido Saretto                                  5,161,194                21,415
Victor Winogrado                                 5,161,194                21,415
Murray Trachten                                  5,161,194                21,415

At the meeting, the stockholders also ratified the appointment by the Board of Directors of Dawn Technologies, Inc., of Arthur Andersen LLP as the Company's independent auditors for the year 1996. The votes of 5,133,604 shares of common stock were cast in favor of ratification of the appointment, the votes of 48,600 shares were cast against ratification, the votes of 400 shares abstained and there were no broker non-votes with respect to the ratification of the appointment of Arthur Anderson LLP as independent auditors for the year 1996.

ITEM 5 - OTHER INFORMATION:

 See Note 8 to the Consolidated Financial Statements regarding leasing of new production facility and move of Corporate offices.

                             DAWN TECHNOLOGIES, INC.

                           PART II - Other Information

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K:

         a    The following exhibits are filed as a part of this report.

                  Exhibit No                Exhibit Description
                  ----------                -------------------
                  27                        Financial Data Schedule

         b.    Reports on Form 8-K.

                No reports on Form 8-K were filed by the issuer during the quarter for which this report is filed.


                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the issuer duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


         Dawn Technologies, Inc.

                  DAVID SKLAR                                  August 12, 1996
         ------------------------------                        ---------------
         By:      David Sklar                                      Date
                  President and Chief Executive Officer
                  (Principal Executive Officer)

                  JOHN SCANLON                                 August 12, 1996
         -------------------------------                       ---------------
         By:      John Scanlon                                     Date
                  Chief Financial and Accounting Officer
                  (Principal Finance and Accounting Officer)

                                EXHIBIT INDEX




EXHIBIT NO.                                       DESCRIPTION


     27                                      FINANCIAL DATA SCHEDULE