Form 10QSB
period 1996-09-30
DAWN TECHNOLOGIES INC
filed 1996-11-14
CIK 831752

                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                     THE SECURITIES AND EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

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

           Class of Stock                      Shares Outstanding
-------------------------------------      ---------------------------------
Common Stock $.001 par value per share              9,036,478

The exhibit index is located at page 13 of this report.

                                   1 of 14

                    DAWN TECHNOLOGIES, INC. AND SUBSIDIARIES

                                     INDEX





                                                                                                      Page
                                                                                                      ----

PART I -  FINANCIAL INFORMATION:

         Item 1 - Financial Statements:

                 Consolidated Balance Sheets, September 30, 1996 (Unaudited) and
                   December 31, 1995                                                                  3


                 Consolidated Statements of Income and Accumulated Deficit
                   Nine Months and Three Months Ended September 30, 1996                              4
                         and 1995 (Unaudited)

                 Consolidated Statements of Cash Flows.
                   Nine Months Ended September 30,1996 and 1995 (Unaudited)                           5

                 Notes to Consolidated Financial Statements (Unaudited)                               6

         Item 2 - Management's Discussion and Analysis of Financial Condition
                     and Results of Operations                                                        9


PART II - OTHER INFORMATION                                                                           12

                    DAWN TECHNOLOGIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                         September 30,                 December 31,
                                                                              1996                         1995
                                                                         -----------------           ----------------
                                                                            (Unaudited)
                               ASSETS
                               ------
 CURRENT ASSETS:
      Cash                                                                 $          78,073           $          96,005
      Accounts receivable, less allowance for doubtful accounts
        of  $2,500 in 1996 and 1995                                                  751,939                   1,015,925
      Inventories                                                                    702,753                     827,735
      Other current assets                                                             1,200                      24,865
                                                                           ------------------          ------------------
            Total current assets                                                   1,533,965                   1,964,530

 PROPERTY AND EQUIPMENT, less accumulated depreciation
   and amortization of $740,680 in 1996 and $732,805 in 1995                         624,740                     656,749
                                                                           ------------------          ------------------
                                                                           $       2,158,705           $       2,621,279
                                                                           ==================          ==================


                LIABILITIES AND STOCKHOLDERS' EQUITY

 CURRENT LIABILITIES:
      Short-term bank note payable                                         $         100,000           $         100,000
      Current portion of long-term debt                                              254,167                     516,667
      Current portion of capitalized lease obligation                                 19,598                      17,798
      Accounts payable and accrued expenses                                          669,213                     963,481
      Accrued payroll and related liabilities                                        105,684                     301,314
      Current portion of accrued cost of non-compete agreement                       120,696                      87,710
      Income taxes payable                                                            10,845                      59,522
                                                                           ------------------          ------------------
           Total current liabilities                                               1,280,203                   2,046,492
                                                                           ------------------          ------------------

 OTHER LIABILITIES:
      Capitalized lease obligation, less current portion                              51,726                      69,801
      Accrued cost of non-compete agreement, less current portion                    303,125                     358,143
                                                                           ------------------          ------------------
           Total other liabilities                                                   354,851                     427,944
                                                                           ------------------          ------------------

 STOCKHOLDERS' EQUITY:
      Common stock, .001 par value, 15,000,000 shares
         authorized, 9,036,478 and 9,108,978 shares issued
         and outstanding in 1996 and 1995, respectively                                9,036                       9,109
      Capital in excess of par value                                               2,314,484                   2,341,911
      Unearned restricted common stock issued                                      (186,566)                   (224,066)
      Accumulated deficit                                                        (1,613,303)                 (1,980,111)
                                                                           ------------------          ------------------

             Total stockholders' equity                                              523,651                     146,843
                                                                           ------------------          ------------------



                                                                           $       2,158,705           $       2,621,279
                                                                           ==================          ==================





See the accompanying notes to consolidated financial statements

                    DAWN TECHNOLOGIES, INC. AND SUBSIDIARIES


                       CONSOLIDATED STATEMENTS OF INCOME
                            AND ACCUMULATED DEFICIT
                                  (Unaudited)

                                                        Nine Months Ended                      Three Months Ended
                                                          September 30,                           September 30,
                                                    ------------------------                 -----------------------
                                                    1996                 1995                1996                1995
                                           -------------------   -----------------   ------------------   ------------------
SALES                                       $    4,501,807          $   5,197,966        $   1,255,346        $   1,216,970
                                           ----------------        ---------------      ---------------     ----------------

COSTS AND EXPENSES:

    Cost of sales                                3,533,662              4,058,622              964,631              989,697
    Selling, general and
       administrative expenses                     727,416              1,051,886              168,879              377,134
    Product development expenses                    15,791                 76,483                   --               16,058
                                           ----------------        ---------------      ---------------     ----------------
          Total costs and expenses               4,276,869              5,186,991            1,133,510            1,382,889
                                           ----------------        ---------------      ---------------     ----------------

INCOME(LOSS) FROM OPERATIONS                       224,938                 10,975              121,836            (165,919)
                                           ----------------        ---------------      ---------------     ----------------
OTHER INCOME(EXPENSE):
      Gain on disposition of Property                  --                  25,000                   --               25,000
      Interest Expense                            (79,256)              (100,564)             (19,014)             (35,444)
                                           ----------------        ---------------      ---------------     ----------------
                                                  (79,256)               (75,564)             (19,014)             (10,444)
                                           ----------------        ---------------      ---------------     ----------------

NET INCOME(LOSS) BEFORE GAIN                       145,682               (64,589)              102,822            (176,363)

GAIN FROM INSURANCE PROCEEDS                       221,126                     --              221,126                   --
                                           ----------------        ---------------      ---------------     ----------------

NET INCOME(LOSS)                                   366,808               (64,589)              323,948            (176,363)

ACCUMULATED DEFICIT. beginning of
   period                                      (1,980,111)            (2,128,004)          (1,937,251)          (2,016,230)
                                           ----------------        ---------------      ---------------     ----------------

ACCUMULATED DEFICIT, end of period          $  (1,613,303)          $ (2,192,593)        $ (1,613,303)        $ (2,192,593)
                                           ================        ===============      ===============     ================


NET INCOME(LOSS) PER COMMON SHARE           $        0.041          $     (0.007)        $       0.036        $     (0.019)
                                           ================        ===============      ===============     ================

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING                               9,036,478              8,985,810            9,036,478            9,108,978
                                           ================        ===============      ===============     ================

See the accompanying notes to consolidated financial statements

                    DAWN TECHNOLOGIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 Nine Months Ended September 30, 1996 and 1995
                                  (Unaudited)

                                                                                           1996                1995
                                                                                      ----------------    -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income(Loss)                                                                     $    366,808      $  (64,589)
     Adjustments to reconcile net income(loss) to net cash provided by operating activities:
          Depreciation and amortization                                                         64,800           88,000
          Allowance for doubtful accounts                                                           --           10,000
          Common stock issued for product development expenses                                      --           40,425
          Expenses related to restricted common stock earned                                    10,000               --
           Gain on disposition of property                                                          --         (25,000)
           Changes in assets and liabilities:
                  Accounts receivable                                                          263,986          162,052
                  Inventories                                                                  124,982        (128,256)
                  Other current assets                                                          23,665           23,418
                  Accounts payable and accrued expenses                                      (295,468)           75,946
                  Accrued payroll and related liabilities                                    (195,630)         (52,816)
                  Accrued cost of non-compete agreement                                             --         (61,152)
                  Income taxes payable                                                        (48,677)            4,945
                                                                                        ----------------    --------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                      314,466           72,973
                                                                                        ----------------    --------------
NET CASH FLOWS (USED IN) INVESTING ACTIVITIES:
     Proceeds from sale of equipment                                                                --           25,000
     Purchases of property and equipment                                                      (31,591)        (127,032)
                                                                                        ----------------    --------------
                                                                                              (31,591)        (102,032)
                                                                                        ----------------    --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments for non-compete agreement                                                       (22,032)               --
     Proceeds from short-term borrowings                                                            --          100,000
     Repayments of long-term debt                                                            (278,775)        (262,500)
                                                                                        ----------------    --------------
NET CASH (USED IN) FINANCING ACTIVITIES                                                      (300,807)        (162,500)
                                                                                        ----------------    --------------

NET DECREASE IN CASH                                                                          (17,932)        (191,559)
CASH, beginning of period                                                                       96,005          221,944
                                                                                        ----------------    --------------
CASH, end of period                                                                       $     78,073      $    30,385
                                                                                        ================    ==============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

     Income taxes paid                                                                    $     21,145      $     1,055
                                                                                        ================    ==============

     Interest paid                                                                        $     78,295      $    54,120
                                                                                        ================    ==============

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

NOTE 2 - RELATED PARTY TRANSACTIONS:

One of the Company's directors charged the Company $37,500 for each of the nine months ended September 30, 1996 and 1995.

NOTE 3 - MAJOR CUSTOMERS:

At September 30, 1996, accounts receivable included approximately $675,897 from three major customers. Approximate sales to major customers are summarized below:


                                                      Nine Months Ended                    Three Months Ended
                                                         September 30,                        September 30,
                                                      -----------------                    ------------------
                                                     1996             1995                1996              1995
                                                ---------------  ---------------   ----------------  -----------------
International Business Machines Corp            $   1,000,948    $   1,693,000      $      239,028    $      405,000
United States Defense Department                      107,313          913,000              53,621            74,000
United States Postal Service                        3,253,918        2,247,000             873,036           672,000
                                                ---------------  ---------------   ----------------  -----------------
                                                $   4,362,179    $   4,853,000      $    1,165,685    $    1,151,000
                                                ===============  ===============   ================  =================

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

                    DAWN TECHNOLOGIES, INC. AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5 - INCOME TAXES:

The following is a reconciliation of tax at federal statutory rates applied to income from operations before income taxes to federal income tax expense:


                                                     Nine Months Ended                          Three Months Ended
                                                         September 30,                            September 30,
                                                     -----------------                          -------------------
                                                    1996                 1995                1996                 1995
                                                --------------     -----------------   -----------------    -----------------
Tax at Federal statutory rates                    $  124,000           $   38,000           $  109,000       $     28,000
Federal income tax expense (benefit) of :
       Operating loss carryforwards                 (124,000)             (38,000)            (109,000)           (28,000)
                                                --------------     -----------------   -----------------    -----------------
Federal income tax expense                         $       0            $       0           $        0         $        0
                                                ==============     =================   =================    =================


NOTE  6 - GAIN FROM INSURANCE PROCEEDS:

On April 25 1996, a fire occurred at the Company's manufacturing facility. Damage was extensive to the offices at the facility along with certain production areas. Approximately 15% of the building was destroyed by the fire. Gain from Insurance Proceeds as shown on the Consolidated Statements of Income for the nine and three months ended September 30, 1996 represents insurance recovery checks received net of related expenses incurred to date.

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

On June 4, 1996, a settlement was reached between the Company and Mr. D'Aloia. The company is required to pay Mr. D'Aloia $300,000 in lieu of accrued compensation and payments on the noncompetition accrued through June 1, 1996. $100,000 was paid upon execution of the settlement. $200,000 is to be paid based on 37.5% of insurance proceeds received with full payment to be made prior to November 30, 1996. Once the aforementioned payments have been made , the Company must resume payments under the noncompetition agreement until an additional $447,916 has been paid. In July, 1996, $138,355 was paid to Mr. D'Aloia based on insurance proceeds received at that time.

                          DAWN TECHNOLOGIES, INC. AND
                                  SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 8 - SUBSEQUENT EVENTS:

On or around October 24, 1996, Mr. Dennis DiDonato, a former officer and director of the Company, filed an action against the Company, it's Chairman of the Board, and two subsidiaries, in the Supreme Court of the State of New York,Westchester County, to collect compensation claimed due him for services rendered in 1994 of $37,192, plus interest thereon of $3,300, and for severance allegedly owed him in the sum of $150,000, plus interest, and for the alleged breach of a three year employment contract that was never signed, in the sum of $500,000 plus interest. The Company has not yet been formally served with the litigation papers.

The Company and Mr. DiDonato are currently attempting to negotiate a mutually acceptable settlement to Mr. DiDonato's claim..

                            DAWN TECHNOLOGIES, INC.



ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

The following is management's discussion and analysis of certain significant factors which have affected the Company's financial position and results of operations during the period included in the accompanying consolidated financial statements.

COMPARISON OF OPERATING RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 TO 1995

Sales decreased from $5,197,966 in 1995 to $4,501,807 in 1996, a decrease of $696,159 (approximately 15% of 1995 sales). The decrease in sales is due to reduced production because of the fire sustained at the plant as explained in
Note 6 and reduction of contracts received from the United State Defense Department.

Cost of sales as a percentage of sales increased from approximately 78.1% in 1995 to 78.5% in 1996. This increase in the cost of sales percentage is primarily the result of inefficiencies due to the fire at the plant and the need to outsource more work.

Selling, general and administrative expenses decreased from $1,051,886 in 1995 to $727,416 in 1996, a decrease of $324,470 which is approximately 31% of 1995 selling, general and administrative expenses. This decrease is primarily attributable to lower levels of officers compensation in 1996 and cost cutting measures implemented by management.

In 1996 and 1995, the Company incurred product development expenses related to the development of new products for potential sale to the United States Postal Service.

As a result of all of the factors discussed above, income from operations increased from $10,975 in 1995 to $224,938 in 1996.

Interest expense was $100,564 in 1995 and $79,256 in 1996. This decrease is due to the corresponding reduction of debt.

As stated in Note 6 to the financial statements, the Company received insurance proceeds in excess of related costs of $221,126 in 1996.

As a result of all of the factors discussed above, the Company had a net loss of $64,589 in 1995 and net income of $366,808 in 1996.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 TO 1995

Sales increased from $1,216,970 in 1995 to $1,255,346, which is not a significant variation.

Cost of sales decreased from approximately 81.3% in 1995 to 76.8% in 1996. The decrease in the cost of sales percentage is primarily the result of cost cutting measures and increased production efficiencies implemented by management.

                            DAWN TECHNOLOGIES, INC.


Selling, general and administrative expenses decreased from $377,134 in 1995 to $168,879 in 1996, a decrease of $208,255, which is approximately 55% of 1995 selling, general and administrative expenses. This decrease is primarily attributed to lower levels of officers compensation in 1996 and other cost cutting measures.

In 1995 and 1996, the Company incurred product development expenses related to the development of new products for potential sale to the United states Postal Service.

As a result of all the factors discussed above, income from operations increased from a loss of $165,919 in 1995 to income of $224,938 in 1996.

As stated in Note 6 to the financial statements, the Company received insurance proceeds in excess of related costs of $221,126 in 1996.

Interest expense was $35,444 in 1995 and $19,014 in 1996. This decrease is due to the corresponding reduction of debt.

As a result of all of the factors discussed above, the Company had a net loss of $176,363 in 1995 and net income of $323,948 in 1996.


BACKLOG

As of September 30, 1996, the Company had a sales backlog of approximately $2,535,808. Scheduled shipments of this backlog are approximately $1,497,992 in 1996 and $1,037,816 in 1997.

Management is aggressively pursuing to diversify its product line and attract new customers, along with expanding services within its current customer base.

Future sales beyond the shipments of items in the Company's backlog cannot be predicted.

All of the orders in the Company's backlog are subject to cancellation. In certain cases the Company may be entitled to some compensation in the event of cancellation.

LIQUIDITY AND CAPITAL RESOURCES

Operating activities provided cash of $314,466 in 1996 and $72,973 in 1995. This was primarily due to lower operating costs (indirect management labor and officers' salaries) and net insurance proceeds received in 1996. In addition, the Company used cash of $31,591 in 1996 and $127,032 in 1995 to acquire property and equipment and repaid long-term debt and capital lease obligations of $300,807 in 1996 and $162,500 in 1995. To help fund these cash needs, the Company borrowed $100,000 under its short-term line of credit in 1995. The net result was a decrease in cash of $17,932 and $191,559 in 1996 and 1995, respectively.

                            DAWN TECHNOLOGIES, INC.




The Company had a working capital surplus of $253,762 at September 30, 1996 and a deficit of $81,962 at December 31, 1995. The ratio of current assets to current liabilities was 1.20 to 1.00 at September 30, 1996 and .96 to 1.00 at December 31, 1995.

See Note 7 to Consolidated Financial Statements concerning the litigation settlement and the Companies' obligation with respect thereto and Note 8 concerning current litigation.

Management believes that the Company has sufficient liquidity, borrowing capacity and other capital resources to meet its planned needs for the next year



INFLATION

The Company does not believe that inflation would have a significant effect on its operations because the Company factors in potential escalations in the costs of material, labor and overhead when preparing its bids for contract awards and when pricing its products.

                            DAWN TECHNOLOGIES, INC.

                          PART II - Other Information


ITEM 1 - -LEGAL PROCEEDING:

See Note 8 to the Consolidated Financial Statements regarding an action filed against the Company by Mr. Dennis DiDonato, a former officer and director.

See Note 7 to the Consolidated Financial Statements regarding settlement of legal proceedings by Mr. Andrew D'Aloia against the Company.

ITEM 2 - CHANGES IN SECURITIES:
         None

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES:
         None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

         None.

ITEM 5 - OTHER INFORMATION:

In July 1996, the Company entered into a sublease agreement leasing approximately 50,000 square feet of manufacturing and office space in Scranton, Pa. Substantially all production will be at the new facility. The Blakely plant will be used for storage and limited production support.

In July 1996, the Company relocated it's corporate headquarters from Tarrytown, N.Y. to West Hartford, Ct.

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


         Dawn Technologies, Inc.

             /s/ DAVID SKLAR                                     11/14/96
         ---------------------------------                     -----------
         By:     David Sklar                                      Date
                 President and Chief Executive Officer
                 (Principal Executive Officer)

             /s/ JOHN SCANLON                                    11/14/96
         ---------------------------------                     -----------
         By:     John Scanlon                                     Date
                 Chief Financial and Accounting Officer
                 (Principal Finance and Accounting Officer)