Form 10KSB
period 1996-12-31
DAWN TECHNOLOGIES INC
filed 1997-04-15
CIK 831752

1
                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB


 X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
----  ACT OF 1934 (FEE REQUIRED) For the fiscal year ended DECEMBER 31, 1996

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ---- EXCHANGE ACT OF 1934 (NO FEE REQUIRED) For the transition period from to
      ------------    -----------------

               Commission file number      0-17864

                             DAWN TECHNOLOGIES, INC.
                 (Name of Small Business Issuer in its Charter)

                 DELAWARE                                  13-3493060
     (State or Other Jurisdiction of                    (I.R.S. Employer
      Incorporation or Organization)                   Identification No.)

    433 SOUTH MAIN STREET, WEST HARTFORD, CONNECTICUT          06110
         (Address of Principal Executive Office)             (Zip Code)

                                 (860) 561-3979
                (Issuer's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

     Title of Each Class          Name of Each Exchange on Which Registered
            NONE                                    NONE

Securities registered pursuant to Section 12(g) of the Exchange Act:

                     COMMON STOCK $.001 PAR VALUE PER SHARE
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registration was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No
    ---     ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB { }

The issuer's revenue for its most recent fiscal year were $5,791,582.

The aggregate market value of the voting stock held by non-affiliates (persons other than directors and officers of the Registrant) of the Registrant was $1,415,602 based upon a market value per share of $0.23 per share, representing the average of the bid and ask price of the Registrant's common stock on April 11, 1997.

There were 9,326,978 shares of the Registrant's $.001 par value per share common stock outstanding at March 15, 1997.

                                     PART I


ITEM 1 - DESCRIPTION OF BUSINESS

General

   Dawn Technologies, Inc. (the "Company") was incorporated in the state of Delaware in 1987. As used herein, the Company refers to Dawn Technologies, Inc. and its wholly owned subsidiaries, Dawn Special Systems Corp. and Dawn Products Corp. The Company's corporate office is located at 433 South Main St., West Hartford, CT., 06110 and its telephone number is (860) 561-3979. The Company is primarily involved in the manufacture and assembly of component parts made to customer specifications and the repair and resale of certified spare computer parts.

Business Development

   During 1996 Dennis DiDonato and Nicholas Garruto, previously co-chief executive officers resigned as officers of the Company. Mr. DiDonato also resigned as a director. Mr. David Sklar was appointed to President and Chief Executive Officer. Mr. William Winakor was appointed to Executive Vice President and Chief Operating Officer. Mr. John Scanlon was appointed to Treasurer and Chief Financial Officer. Mr. Scanlon is a certified public accountant in public practice who has agreed to join the Company on a part time basis to fulfill the duties of the Chief Financial Officer and Treasurer.

   During 1996 the Company began to diversify its work scope to include the manufacture and the Overhaul and Repair of jet engine and aircraft components for the Aerospace industry. The Company received its Overhaul and Repair license from the Federal Aviation Administration (FAA) in November of 1996 and has been aggressively updating its plant and equipment to meet the needs of this work.

   As part of its efforts to expand, the Company has entered into contracts in 1997 with Chromolloy of CT to perform part refurbishment on a number of components for jet engine models and with BE Aerospace for the manufacture of airline seat components used on the Boeing 777 aircraft.

   The Company repairs and refurbishes computer parts for resale as spare parts to International Business Machines Corp. (IBM). During 1996, the Company continued to experience a decrease in sales of refurbished computer spare parts. Although the future is uncertain, the Company continues to pursue sales opportunities with IBM and other computer and office equipment manufactures and services.

   During April 1996, a fire occurred at the Company's manufacturing facility in Blakely, Pennsylvania. Damage was extensive to the offices at the facility along with certain production areas. Approximately 15% of the building was destroyed by the fire.

   During June 1996, the Company entered into a sublease for an approximately 28,000 square foot modern manufacturing facility in Scranton, Pennsylvania and relocated a majority of its production and support functions to the new facility. The Blakely facility is being utilized for limited production support and storage.

                                     PART I
                                   (Continued)



Principal Products and Services

   The Company's principal products are summarized below:

         MANUFACTURE AND ASSEMBLY - The Company manufactures mechanical devices for use by the United States Postal Service (USPS) in the automatic sorting of first class mail. The Company also provides spare parts for these items. The Company manufactures parts used by the United States Defense Department (USDD) including equipment used in developing night vision capability and mounting equipment used on certain vehicles. In addition, the Company manufactures certain electromechanical components which are used by IBM in its high speed impact printers. The Company will manufacture various seat components for BE Aerospace to be used on Boeing 777 aircraft. The Company generally machines the metal parts of these products and uses subcontractors for certain plating or treating processes required on these parts. The Company is required to purchase many of the materials used and, accordingly, is required to maintain substantial inventory levels of materials at certain times in order to satisfy production and shipping requirements. Most materials are available from numerous sources and the Company has never experienced any significant difficulty obtaining materials.

         The Company attempts to protect itself from price escalations. However, a significant unanticipated increase in material prices could have a material adverse effect on the Company because its contracts are generally fixed price contracts. Any significant restrictions in the supply of materials could adversely affect the ability of the Company to satisfy its delivery obligations.

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


         OVERHAUL AND REPAIR - The Company has begun to perform part refurbishment on a number of components of jet engine models in 1997.

Customers

   During 1996 approximately 76% of the Company's sales were to the USPS and approximately 21% of the Company's sales were to IBM. These two customers have historically been the principal customers of the Company and the loss of either of these customers could have a material adverse effect on the Company.

   Contracts with the USPS are generally obtained through the competitive bidding process, require six to eighteen months to complete and are subject to cancellation or reduction by the contracting agency, subject to the payment of certain cancellation charges. The current contract with the USPS is expected to be completed in May 1997 and renewal of such arrangements is unlikely. Orders from IBM are negotiated and are subject to thirty day cancellation provisions.

Backlog

   At December 31, 1996, the Company's sales order backlog was approximately $1,832,068. These orders will be completed and shipped in 1997.

                                     PART I
                                   (Continued)



Competition

   The Company's business is very competitive. These are generally numerous other vendors bidding on the contracts the Company obtains. The Company also knows of several competitors in its computer refurbishment, high impact printer and mail sorting cart product lines. Some of the Company's competitors are larger and have greater financial resources than the Company. The Company believes that contract award decisions by its customers are based both on price and performance, as well as the financial viability of the prospective supplier.

Employees

   The Company presently employs approximately 70 people full time. Three of these employees are employed in management, four are office personnel and the remainder are hourly factory employees. The Company's employees are not represented by a union and the Company believes that its relationship with employees is good.

Patents

   The Company owns several patents relating to the automatic mail sorters. The Company does not believe these patents are material to its business.


ITEM 2 - DESCRIPTION OF PROPERTY

The Company operates the majority of its production at a 28,000 square foot leased manufacturing facility in Scranton, Pennsylvania.

The Company owns an 84,000 square foot manufacturing facility in Blakely, Pennsylvania that had been used for production until June, 1996. It is currently used for limited production support and storage.

The Company maintains executive offices located in a 2,000 square foot leased office facility located in West Hartford, Connecticut.


ITEM 3 - LEGAL PROCEEDINGS

There are no legal proceedings pending or, to the Company's knowledge, threatened against the Company. See Note 7 to the consolidated financial statements for information concerning settlement of litigation against the Company by former officers and directors.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders of the Company during the fourth quarter of 1996.

                                     PART II


ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information - The Company's $.001 par value per share common stock is traded on the NASDAQ Bulletin Board.

The following table presents the high and low bid prices of the Company's $.001 par value per share of common stock, on a quarterly basis in 1996 and 1995:

                                        1996                        1995
                                --------------------        --------------------
                                 High           Low          High           Low
                                 ----           ---          ----           ---
First quarter                   $0.250        $0.109        $0.406        $0.406
Second quarter                  $0.438        $0.125        $0.250        $0.120
Third quarter                   $0.313        $0.125        $0.375        $0.063
Fourth quarter                  $0.250        $0.125        $0.313        $0.063

Quotations reflect inter-dealer prices, without retail markup, markdown or commission and may not represent actual transactions.

As of March 19, 1997, there were approximately 191 holders of record of the Company's $.001 par value per share common stock.

The Company did not sell any equity securities of the Company that were not registered under the Securities Act of 1933 during the period covered by this report.

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

1996 vs. 1995 Results of Operations

   Sales decreased from $6,920,458 in 1995 to $5,791,582 in 1996, a decrease of $1,128,876 which is approximately 16% of 1995 sales. Manufacture and assembly sales increased from $4,708,111 in 1995 to $4,774,666 in 1996, an increase of $66,555 which is approximately 1% of 1995 sales. Computer spare and service part sales decreased from $2,212,347 in 1995 to $1,016,916 in 1996, a decrease of $1,195,431 which is approximately 54% of 1995 sales. The decrease in computer spare and service part sales is the result of lower order levels received from IBM. IBM is a major customer which accounted for approximately 21% and 32% of the Company's sales during 1996 and 1995, respectively. The Company experienced a significant reduction in order receipts from IBM during the third quarter of 1995 and this trend continued through 1996.

   Future sales beyond the shipments of items in the Company's backlog cannot be predicted. The current contract with the USPS is expected to be completed in May, 1997 and renewal of such arrangements is unlikely.

   Cost of sales as a percentage of sales was approximately 80% in 1996 and 74% in 1995. This increase in the cost of sales percentage is primarily the result of inefficiencies due to the fire at the Blakely plant, the need to outsource more work, and rising costs on fixed price contracts.

                                     PART II
                                   (Continued)



   Selling, general and administrative expenses decreased from $1,405,835 in 1995 to $1,006,356 in 1996, a decrease of $399,479 which is approximately 28% of 1995 selling, general and administrative expenses. This decrease is primarily attributable to lower levels of officers' compensation in 1996 and cost cutting measures implemented by management.

   In 1995, the Company incurred product development expenses of $82,590 which related to the development of Cluster Box Units (CBU) for potential sale to the USPS, including $20,000 paid in cash and 275,000 shares of its common stock (valued at $40,425) which were issued in exchange for certain design information. During 1996, product development expenses amounted to only $15,790 due to management's decision not to pursue the CBU program.

   As a result of the factors discussed above, the Company had income from operations of $133,751 in 1996 and $290,815 in 1995.

   Interest expense was $75,072 in 1996 and $147,697 in 1995. Interest expense decreased in 1996 due to the reduction of debt due to repayments in 1996.

   In 1995, the Company sold certain equipment for $43,000 and recorded a gain of $24,775 on these sales. The Company had no such gains in 1996.

   As a result of these factors, the Company had income before income taxes and extraordinary gain of $58,679 in 1996 and $147,893 in 1995.

   In 1996, the Company recorded a provision for income taxes of $2,000 representing minimum taxes currently due for certain state jurisdictions. Due to a substantial operating loss from 1994, the Company has net operating loss carryforwards which offset income which would otherwise have been taxable and therefore resulted in no provision for federal income tax purposes or state income taxes other than these minimum taxes.

   As a result of these factors, the Company had income before extraordinary gain of $56,679 in 1996 and $147,893 in 1995.

   In 1996 the Company had an extraordinary gain of $421,211. This gain results from insurance proceeds received, due to fire damage incurred at its Blakely facility, in excess of costs both incurred and due to write off of capitalized carrying costs of assets destroyed.

   As a result of all of the factors discussed above, the Company had net income of $477,890 in 1996 and $147,893 in 1995.

Liquidity and Capital Resources

   Operating activities, net of extraordinary item, provided cash of $380,593 in 1996 and $249,469 in 1995. In addition, the Company used cash of $142,872 in 1996 and $167,872 in 1995 to acquire property and equipment and repaid long-term debt of $350,000 in both 1996 and 1995. The Company was also able to repay $21,310 in capital lease obligations and $72,525 against a non-compete agreement while it borrowed $100,000 under its short-term line of credit in 1995. The net result was a decrease in cash of $3,916 in 1996 and $125,939 in 1995. The Company had working capital of $354,221 and a ratio of current assets to current liabilities of approximately 1.26 to 1.00 at December 31, 1996. The Company's fiscal 1997 budget projects a cash deficit. Management of the Company is aggressively seeking to diversify its product line and attract new customers, along with expanding services within its current customer base.

                                     PART II
                                   (Continued)



Inflation

   The Company does not believe that inflation will have a significant effect on its operations because in preparing its bids for contract awards and in pricing its products, the Company factors in potential price increases in costs of material, labor and overhead. The Company's contracts and sales orders are generally satisfied in relatively short periods of time therefore minimizing the effect that inflation would have on the Company's operations.

ITEM 7 - FINANCIAL STATEMENTS

The following is an index to the financial statements and accountants' report filed as a part of this report:

                                                                       Page
                                                                       ----

    Report of Independent Public Accountants                              8
    Consolidated Balance Sheet at December 31, 1996                       9
    Statements for the Years Ended December 31, 1996 and 1995:
      Consolidated Statements of Operations                              10
      Consolidated Statements of Stockholders' Equity                    11
      Consolidated Statements of Cash Flows                              12
    Notes to Consolidated Financial Statements                           13

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors and Stockholders of Dawn Technologies, Inc.

We have audited the accompanying consolidated balance sheet of Dawn Technologies, Inc. and subsidiaries (a Delaware corporation) as of December 31, 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dawn Technologies, Inc. and subsidiaries as of December 31, 1996, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, at December 31, 1996, the Company was not in compliance with certain covenants of its bank loan agreements and, accordingly, the bank can request repayment of such loans on demand. The Company's long standing contract with its largest customer will be expiring in 1997 and as such, the Company's ability to sustain sales levels necessary to support operations is not assured. These conditions, among others, raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management's plans in regard to these matters are also described in
Note 2.




/S/ ARTHUR ANDERSEN LLP

Hartford, Connecticut
April 11, 1997

                    DAWN TECHNOLOGIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                                December 31, 1996



                     ASSETS
CURRENT ASSETS
   Cash                                                             $    92,089
   Accounts receivable, less allowance for doubtful
     accounts of $2,500                                                 637,368
   Insurance claim receivable                                           201,980
   Inventories                                                          764,939
   Other current assets                                                  25,366
                                                                    -----------
    Total current assets                                            $ 1,721,742

PROPERTY AND EQUIPMENT
   Land                                                                  52,150
   Building and improvements                                            349,536
   Machinery and equipment                                              727,769
   Office equipment                                                     321,543
   Leasehold improvements                                                42,765
                                                                    -----------
                                                                      1,493,763
   Less accumulated depreciation and amortization                      (786,920)
                                                                    -----------
                                                                        706,843
                                                                    -----------
                                                                    $ 2,428,585
                                                                    -----------

        LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES
   Bank note payable                                                $   100,000
   Current portion of long-term debt                                    166,667
   Current portion of capitalized lease obligations                      28,420
   Accounts payable and accrued expenses                                839,792
   Accrued payroll and related liabilities                              125,732
   Current portion of accrued cost of non-compete agreement              94,700
   Income taxes payable                                                  12,210
                                                                    -----------
    Total current liabilities                                       $ 1,367,521

OTHER LIABILITIES
   Capitalized lease obligations, less current portion                  122,176
   Accrued cost of non-compete agreement, less current portion          278,628
                                                                    -----------
    Total other liabilities                                             400,804

COMMITMENTS AND CONTINGENCIES (Notes 2, 7, 8 and 14)

STOCKHOLDERS' EQUITY
   Common stock, $.001 par value, 15,000,000 shares
     authorized, 9,326,978 shares issued and outstanding                  9,327
   Capital in excess of par value                                     2,381,151
   Unearned restricted common stock issued                             (217,372)
   Treasury stock                                                       (10,625)
   Accumulated deficit                                               (1,502,221)
                                                                    -----------
                                                                        660,260
                                                                    -----------
                                                                    $ 2,428,585
                                                                    ===========

   The accompanying notes are an integral part of these consolidated financial statements.

                    DAWN TECHNOLOGIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 For the Years Ended December 31, 1996 and 1995




                                                        1996            1995
                                                     -----------     -----------
SALES                                                $ 5,791,582     $ 6,920,458
                                                     -----------     -----------

COSTS AND EXPENSES
   Cost of sales                                       4,635,685       5,141,218
   Selling, general and administrative expenses        1,006,356       1,405,835
   Product development expenses                           15,790          82,590
                                                     -----------     -----------
     Total costs and expenses                          5,657,831       6,629,643
                                                     -----------     -----------

INCOME FROM OPERATIONS                                   133,751         290,815
                                                     -----------     -----------

OTHER INCOME (EXPENSE)
   Interest expense                                      (75,072)       (147,697)
   Gain on sale of equipment                                  --          24,775
   Loss on abandonment of property                            --         (20,000)
                                                     -----------     -----------
     Total other income (expense)                        (75,072)       (142,922)
                                                     -----------     -----------

INCOME BEFORE INCOME TAXES AND
   EXTRAORDINARY ITEM                                     58,679         147,893

INCOME TAX EXPENSE                                         2,000              --
                                                     -----------     -----------

INCOME BEFORE EXTRAORDINARY ITEM                          56,679         147,893

EXTRAORDINARY GAIN                                       421,211              --
                                                     -----------     -----------

NET INCOME                                           $   477,890     $   147,893
                                                     ===========     ===========



INCOME PER COMMON SHARE BEFORE EXTRAORDINARY GAIN    $     0.006     $     0.016

EXTRAORDINARY ITEM                                   $     0.046     $        --
                                                     -----------     -----------

NET INCOME PER COMMON SHARE                          $     0.052     $     0.016
                                                     ===========     ===========

WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING                           9,190,729       9,016,855
                                                     ===========     ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                    DAWN TECHNOLOGIES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 For the Years Ended December 31, 1996 and 1995



                                                                                   Unearned
                                                   Common          Capital        Restricted
                                     Common         Stock         in Excess         Common
                                     Shares          Par            of Par           Stock        Treasury       Accumulated
                                  Outstanding       Value           Value           Issued          Stock          Deficit
                                  -----------       -----           -----           ------          -----          -------
BALANCE, December 31, 1994         8,858,978     $     8,859     $ 2,307,986     $  (391,750)    $        --     $(2,128,004)


   Common stock issued under
   agreement to acquire
   product design information        275,000             275          40,150              --              --              --


   Employee stock bonus
     shares surrendered upon         (25,000)            (25)         (6,225)          6,250              --              --
     termination of
     employment

   Employee stock bonus                   --              --              --         161,434              --              --
     shares earned

   Net Income                             --              --              --              --              --         147,893
                                 -----------     -----------     -----------     -----------     -----------     -----------

BALANCE, December 31, 1995         9,108,978           9,109       2,341,911        (224,066)             --      (1,980,111)


   Common stock issued under         218,000             218          39,240         (39,240)             --              --
     employee bonus plan

   Employee stock bonus                   --              --              --          35,309              --              --
     shares earned

   42,500 stock bonus shares              --              --              --          10,625         (10,625)             --
    transferred to treasury

   Net Income                             --              --              --              --              --         477,890
                                 -----------     -----------     -----------     -----------     -----------     -----------

BALANCE, December 31, 1996         9,326,978     $     9,327     $ 2,381,151     $  (217,372)    $   (10,625)    $(1,502,221)
                                 ===========     ===========     ===========     ===========     ===========     ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                    DAWN TECHNOLOGIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                 For the Years Ended December 31, 1996 and 1995



                                                              1996          1995
                                                            ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                               $ 477,890     $ 147,893
   Adjustments to reconcile net income to
     net cash provided by operating activities:
      Depreciation and amortization                           112,154       123,957
      Allowance for doubtful accounts                              --       (17,500)
      Gain on sales of equipment                                   --       (24,775)
      Fire loss of property and equipment                      72,367            --
      Loss on abandonment of property and equipment                --        20,000
      Gain on extinguishment of debt due to fire               (7,436)           --
      Expenses related to restricted common stock earned       35,309       161,434

      Common stock issued under agreement to
         acquire product design information                        --        40,425
      Changes in assets and liabilities:
         Accounts receivable                                  378,557      (100,693)
         Inventories                                           62,796      (268,962)
         Other assets                                            (501)          (54)
         Insurance claim receivable                          (201,980)           --
         Accounts payable and accrued expenses               (123,689)      273,857
         Accrued payroll and related liabilities             (175,582)      (58,032)
         Accrued cost of non-compete agreement                     --       (54,147)
         Income taxes payable                                 (47,312)        6,066
                                                            ---------     ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES                     582,573       249,469
                                                            ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Payments for purchases of property and equipment          (142,872)     (167,872)
   Proceeds from sale of equipment                                 --        43,000
                                                            ---------     ---------
NET CASH USED IN INVESTING ACTIVITIES                        (142,872)     (124,872)
                                                            ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from stock bonus                                      218            --
   Proceeds from short-term borrowing                              --       100,000
   Payments on non-compete agreement                          (72,525)           --
   Repayments of long-term debt                              (350,000)     (350,000)
   Payments on capitalized lease obligations                  (21,310)         (536)
                                                            ---------     ---------
NET CASH USED IN FINANCING ACTIVITIES                        (443,617)     (250,536)
                                                            ---------     ---------

NET DECREASE IN CASH                                           (3,916)     (125,939)
CASH, Beginning of year                                        96,005       221,944
                                                            ---------     ---------
CASH, End of year                                           $  92,089     $  96,005
                                                            =========     =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Income taxes paid                                        $  45,312     $      --
   Interest paid                                            $ 101,544     $ 113,131

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES

   During the years ended December 31, 1996 and 1995, the Company acquired machinery and equipment valued at $91,743 and $88,135, respectively, under capitalized lease obligations.

   During the year ended December 31, 1996, the Company wrote off fully depreciated machinery and equipment destroyed during a fire at the plant. The original cost for this machinery and equipment was $47,758.



  The accompanying notes are an integral part of these consolidated financial statements.

                    DAWN TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business and Principles and Consolidation

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

Property and Equipment

   Property and equipment is stated at cost less accumulated depreciation and amortization. The Company records depreciation and amortization as follows:

                                       Estimated
          Assets                      Useful Life         Principal Method
          ------                      -----------         ----------------
   Building and improvements          31-39 Years         Straight-line
   Leasehold improvements             39 Years            Straight-line
   Machinery and equipment            7 Years             Declining-balance
   Office equipment                   7 Years             Declining balance

   Maintenance and repairs expenditures are charged to operations and renewals and betterments are capitalized. Items of property and equipment which are sold, retired or otherwise disposed of are removed from the asset and accumulated deprecation or amortization accounts and any gain or loss on the disposal is credited or charged to operations.

Earnings per share

   Income per common share is computed based upon the weighted average number of shares outstanding during the year. The effect of outstanding convertible debt and common stock options is not dilutive in each of the years presented.

Income Taxes

   Income taxes are provided for the tax effect of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes. Deferred taxes are recognized for differences between the basis of assets and liabilities for financial statement and income tax purposes. The differences relate primarily to allowance for doubtful receivables, deduction for non-compete agreement payments and for operating losses and tax credits that are available to offset future taxable income. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be deductible or taxable when the assets and liabilities are recovered or settled.

                    DAWN TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Use of Estimates in the Preparation of Financial Statements

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of certain revenues and expenses during the reporting period. Actual results could differ from those estimates.

Customers

   During 1996, approximately 76% of the Company's sales were to the United States Postal Service (USPS) and approximately 21% of the Company's sales were to International Business Machines (IBM). These two customers have historically been the principal customers of the Company and the loss of either of these customers could have a material adverse effect on the Company.

Accounting for the Impairment of Long-Lived Assets

   Long-lived assets to be held and used have been reviewed for possible impairment because events or changes in circumstances have indicated that their carrying amounts may not be recoverable. For purposes of that review, such assets have been appropriately grouped at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company's estimates of future cash flows by group are based on reasonable and supportable assumptions and represent the best estimate of the cash flows expected to result from the use of the assets and their eventual disposition. Where appropriate, an impairment loss has been recognized and such assets have been adjusted to fair value.


NOTE 2 - LIQUIDITY:

As discussed in Note 6 to the consolidated financial statements, as of December 31, 1996, the Company was not in compliance with certain covenants of its bank loan agreements and, accordingly, the bank can request repayment of such loans on demand. In addition, the Company's projections for 1997 reflect negative cash flows from operations for which funding will be required.

The Company's current sales contracts with USPS will be completed within the second quarter of 1997 and renewal of this contract is unlikely. However, the Company has put in place a new management team to pursue new sales contracts in unrelated industries and to run the Company's manufacturing facility. During 1997, the Company entered into contracts with two aerospace companies. It is uncertain if the new business will contribute to the Company's results early enough or in sufficient amounts to offset the loss of existing business. There is no assurance that the actions taken by management will be sufficient to enable the Company to meet its obligations as they come due.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The conditions discussed above, among others, raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                    DAWN TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 3 - INVENTORIES:

Inventories at December 31, 1996 are summarized as follows:

  Finished goods                                       $   55,447
  Work in progress                                        198,980
  Raw material                                            510,512
                                                       ----------
                                                       $  764,939
                                                       ==========


NOTE 4 - PROPERTY AND EQUIPMENT

At December 31, 1996, machinery and equipment and office equipment includes $175,878 and $5,300, respectively recorded under capitalized leases. At December 31, 1996, accumulated amortization recorded on assets acquired under capitalized leases was $43,140.

During the year ended December 31, 1995, the Company abandoned certain computer and communications equipment. This equipment was acquired in 1995 for a cost of $20,000 and had not been depreciated at the time it was abandoned.


NOTE 5 - NOTES PAYABLE:

The Company has a bank note payable on demand of $100,000 which is secured by all of the Company's assets and guaranteed by the Company's principal stockholders. The note payable bears interest at 1.0% above the bank's prime rate (9.25% at December 31, 1996).

The following is a summary of the Company's long-term debt obligations at December 31, 1996.

  Bank note payable in equal monthly installments of $29,167 through April 1997, plus interest at 1.25% above the bank's prime rate (9.5% at December 31, 1996), secured by all of
  the Company's assets and guaranteed by the Company's
  principal stockholders                                                 $  116,667

  Subordinated convertible note payable in October 1997,
  bearing interest at 10%, convertible into 200,000 shares of
  the Company's common stock during the term of the note.                    50,000
                                                                         ----------
                                                                         $  166,667
                                                                         ==========
Aggregate future principal payments on long-term debt are as follows:
  Year ending December 31:
    1997                                                                 $  166,667
                                                                         ==========

                    DAWN TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 5 - NOTES PAYABLE: (Continued)

The Company's loan agreement with its bank requires the Company to maintain certain financial ratios, as defined, including total debt not exceeding 1.5 times equity, current assets of no less than 1.5 times current liabilities and earnings of no less than 1.25 times annual debt service requirements. As of December 31, 1996, the Company is not in compliance with the financial requirements. (See Note 2)

On January 31, 1997, the holder of the subordinated convertible note elected to convert $16,650 of unpaid principal to 92,500 shares of common stock of the Company. The remaining balance of the note will continue under the terms of the debenture.


NOTE 6 - CAPITALIZED LEASE OBLIGATIONS

The following is a summary of capitalized leases at December 31, 1996:

  Five equipment leases payable with monthly installments ranging from
  $176 to $1605 including interest ranging from 11.75% to 14.74%.           $  150,596

  Less current portion                                                         (28,420)
                                                                            ----------
                                                                            $  122,176
                                                                            ==========

Aggregate future principal payments on capitalized lease obligations are as follows:

      Year ending December 31:
            1997                                                            $   28,420
            1998                                                                32,288
            1999                                                                36,652
            2000                                                                32,923
            2001                                                                20,313
                                                                            ----------
                                                                            $  150,596
                                                                            ==========


NOTE 7 - RELATED PARTY TRANSACTIONS AND COMMITMENTS:

The Company was charged approximately $34,375 and $50,000 for consulting services rendered by one of its directors in 1996 and 1995, respectively.

In April, 1996, Mr. Andrew D'Aloia, a former officer and director who is still a stockholder of the Company commenced an action against the Company, in the Supreme Court of the State of New York, Westchester County, to collect compensation claimed due him for services rendered in 1994 of $197,000 and for all payments under his noncompetition agreement in the amount of $541,667, of which $83,333 was claimed to be past due, and interest on these amounts of approximately $40,000.

On June 4, 1996, a settlement was reached between the Company and Mr. D'Aloia. The Company was required to pay Mr. D'Aloia $300,000 in lieu of accrued compensation and payments on the noncompetition agreement accrued through June 1, 1996. $100,000 was paid upon execution of the settlement agreement and $200,000 was paid from insurance proceeds received from the fire loss. The Company resumed payments under the noncompetition agreement which will continue until an additional $447,916 including interest, has been paid.

                    DAWN TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 7 - RELATED PARTY TRANSACTIONS: (Continued)

In October, 1996, Mr. Dennis DiDonato, a former officer and director of the Company, filed an action against the Company, it's Chairman of the Board, and two subsidiaries, in the Supreme Court of the State of New York, Westchester County, to collect compensation claimed due him for services rendered in 1994 plus interest thereon and for severance allegedly owed him in the sum of $150,000, plus interest, and for the alleged breach of a unsigned three year employment contract, in the sum of $500,000 plus interest.

On January 28, 1997, the Company agreed in a settlement to pay Mr. DiDonato $60,000 in twelve monthly equal installments. The total amount of this settlement has been accrued and is included in accrued payroll and related liabilities on the consolidated balance sheet at December 31, 1996.


NOTE 8 - LEASE COMMITMENTS:
The Company entered into a sublease for approximately 28,000 square feet of manufacturing space in Scranton, Pennsylvania commencing June 17, 1996. The original term of this sublease expires November 1998 with a renewal option through January 2002. The minimum annual rental payments on this lease for both the original term and renewal are $77,000.

The Company entered into a sublease for corporate offices space in West Hartford, Connecticut commencing July 1, 1996. This lease expires in September 1998 and requires minimum annual rental payments of $28,536.

The Company entered into a sublease for office space, formerly used as corporate offices in Tarrytown, New York, which commenced November 1, 1994 and expires in March 1997. This lease requires monthly payments of $2,000.

The future minimum rental payments under these lease obligations are as follows:

      Year ending December 31:
            1997                                       $  111,536
            1998                                           98,402
            1999                                           77,000
            2000                                           77,000
            2001                                           77,000


NOTE 9 - MAJOR CUSTOMERS:

Accounts receivable at December 31, 1996 includes approximately $611,337 from three major customers. Approximate sales to these major customers in 1996 and 1995 are summarized below:


                                                   1996          1995
                                                ----------    ----------
  The United States Postal Service              $4,386,403    $3,371,640
  The United States Defense Department             107,313       968,992
  International Business Machines Corp.          1,233,664     2,197,532
  Other                                             64,202       382,294
                                                ----------    ----------
                                                $5,791,582    $6,920,458
                                                ==========    ==========

                    DAWN TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 10 - STOCKHOLDERS' EQUITY:

Stock Bonus Plan

   The Company has a stock bonus plan under which the Company grants shares of common stock as an incentive. Shares granted prior to 1995 become vested to the recipients as future services are provided. Shares granted thereafter vest in annual 50% increments. Shares granted in 1994 vest to the recipients annually, beginning December 31, 1995, based upon the Company's profit. Vesting occurs in an amount equal to the number of shares that 10% of the Company's pre-tax earnings could purchase at the market price of the Company's stock at the date of grant. Shares vested under the plan were 131,235 and 420,731 in 1996 and 1995, respectively. The shares vested in 1996 were held by former employees of the Company for which the Board of Directors approved accelerating vesting prior to the employees' termination of employment. At December 31, 1996, there are 780,534 unvested shares issued under the plan which are valued at $217,372.

Stock Option Plan

   The Company has a stock option plan under which options to purchase shares of the Company's common stock are granted at a price equal to the market price of the stock at the date of grant (110% of the market price for owners of 10% or more of the Company's common stock). Options, except those granted in 1996, are exercisable in four equal annual installments beginning one year from the date of grant and can be accumulated so that all shares may be purchased in years five through ten. The options granted in 1996 are exercisable one year from date of grant. Options expire at the end of the tenth year. The following is a summary of stock option plan activity for 1996 and 1995:


                                                                1996           1995
                                                             ----------     ----------
     Option shares available for grant, beginning of year       793,500        306,000
     Option shares granted                                   (1,228,500)            --
     Option shares returned to the plan
       upon employee termination                                567,000        487,500
                                                             ----------     ----------
     Option shares available for grant, end of year             132,000        793,500
                                                             ==========     ==========

The following is a summary of options outstanding:

                  Exercise     Options      Options      Options      Options
 Date Granted       Price      Granted     Exercised   Outstanding  Exercisable
 ------------       -----      -------     ---------   -----------  -----------
     1992         $ 0.4135      400,000           --      400,000      400,000
     1993         $ 0.4135      100,000           --      100,000       75,000
     1994         $ 0.3750       65,000           --       65,000       32,500
     1996         $ 0.1800    1,228,500           --    1,228,500           --
                              ---------    ---------    ---------    ---------
                              1,793,500           --    1,793,500      507,500
                              =========    =========    =========    =========

                    DAWN TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 11 - FAIR VALUE OF STOCK BASED COMPENSATION

In October 1995, the FASB issued SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123 requires the measurement of the fair value of stock options to be included in the statement of operations or disclosed in the notes to financial statements. The Company has determined that is will continue to account for stock-based compensation for employees under Accounting Principles Board Opinion No. 25 and elect the disclosure-only alternative under SFAS No.
123. The Company has computed the pro forma disclosures required under SFAS No. 123 for options granted in 1996 using the Black-scholes option pricing model as prescribed by SFAS No. 123. The weighted average assumptions used are as follows:

           Risk free interest rate                    6.27%
           Expected dividend yield                    0.00%
           Expected lives                           5 Years
           Expected volatility                       90.30%

Had compensation cost for the Company's stock option plans been determined consistent with SFAS No. 123, the Company's net income applicable to common stockholders and net income per common and common equivalent share would have been the following pro forma amounts:

      Net income available to common stockholders:
        As reported                                       $477,890
        Pro forma                                         $464,357

      Net income per common and common equivalent share:
        As reported                                       $  0.052
        Pro forma                                         $  0.051


NOTE 12 - INCOME TAXES:

The provision for income taxes represents minimum state corporate taxes currently due.

The net operating loss incurred in 1994 created an uncertainty as to whether the Company will be able to utilize its net operating loss carryforwards and realize its deferred tax asset. Accordingly, management elected to record a valuation allowance for the entire amount of its deferred tax asset. At December 31, 1996, the Company has a net operating loss carryforward of approximately $860,000 for federal income tax purposes.

The Company's total deferred tax assets and related valuation allowance at December 31, 1996 are as follows:

           Deferred tax asset - current                   $   5,125
           Deferred tax asset - non-current                 530,494
                                                          ---------
                                                            535,619
           Less valuation allowance                        (535,619)
                                                          ---------
                                                          $      --
                                                          =========

                    DAWN TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 13 - GAIN FROM INSURANCE PROCEEDS

On April 25, 1996, a fire occurred at the Company's manufacturing facility. Damage was extensive to the offices at the facility along with certain production areas. Approximately 15% of the building was destroyed by the fire. The extraordinary gain from insurance proceeds as shown on the consolidated statements of operations for the year ended December 31, 1996, represents insurance recovery proceeds net of related expenses. As the Company had sufficient net operating loss carryforwards to offset the income generated therefore, no income tax charge was recorded. At December 31, 1996, $214,874 (less $12,894 due independent adjuster) was still owed to the Company relating to the fire claim. This final installment was received in February 1997.


NOTE 14 - CONTINGENCIES

At certain times, the Company has amounts on deposit with financial institutions in excess of the FDIC limit.


ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III



ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

                                    DIRECTORS

Set forth below is certain information with respect to directors of the Company, each of whom was elected for a one-year term at the 1996 Annual Meeting of Stockholders.

WARREN K. NOVICK    Mr. Novick, age 62, has been Chairman, Secretary and a
                    Director since 1987. Mr. Novick is a private investor and had periodically acted as a consultant to the Company with respect to business development. Mr. Novick is currently a principal stockholder of DMI, Inc., a privately held corporation operating in the cultured marble industry. Mr.
                    Novick is currently a principal stockholder of New Media
                    Telecommunications, Inc., a privately held corporation operating in the telecommunications industry. Mr. Novick is also a member of the Board of Directors and an officer and stockholder of Aerocess Inc. a privately held corporation operating in the aerospace industry.

PLACIDO SARETTO     Mr. Saretto, age 75, has been a Director since 1989. Mr.
                    Saretto is currently retired. Mr. Saretto was previously
                    President and principal stockholder of Own Instrument, Inc., for over thirty years. Own Instrument, Inc. is a specialty machine jobbing company located in Mount Vernon, New York.

VICTOR WINOGRADO    Mr. Winogrado, age 46, has been a Director since 1992.
                    Since 1994, Mr. Winogrado has been Treasurer and a principal stockholder of Nova Dye and Print Corp. Mr. Winogrado previously held positions in the banking industry for over twenty years with Lloyds Bank, Ltd. and DAIWA Bank, Ltd. Mr.
                    Winogrado is a member of the American Banking Associates and the American Management Association.

MURRAY TRACHTEN     Mr. Trachten, age 61, has been a director since 1994. Mr.
                    Trachten has been an attorney engaged in private practice since 1963.

                                   MANAGEMENT

Set forth below is certain information with respect to the executive officers of the Company not listed above. Executive officers have terms of office which run until the next succeeding meeting of the Board of Directors following the annual meeting of stockholders or until their successors are elected and qualified, unless they are removed sooner by the Board.

DAVID SKLAR         Mr. Sklar, age 36, was elected President and Chief Executive
                    Officer of the Company in April 1996. Since 1994, Mr. Sklar has been President and Chief Executive Officer of DMI, Inc.,
                    Designed Marble, Inc. and Distinctive Marble, Inc., manufacturer and installers of cultured marble in the southwest United States. Mr. Sklar was previously general manager of the "Steel Door" division of FHA Fire Door Corp., a privately owned manufacturer of steel doors and frames serving the New York area.

WILLIAM WINAKOR     Mr. Winakor, age 54, was elected Executive Vice President
                    and Chief Operating Officer of the Company in April 1996.
                    From 1995 until April 1996, Mr. Winakor was President and
                    Chief Executive Officer of Aerocess, Inc., a manufacturer and distributor of after market aerospace parts. Mr. Winakor was previously President of AGC, Inc., a manufacturer of aerospace parts and components.

                                    PART III
                                   (Continued)



JOHN SCANLON        Mr. Scanlon, age 39, was elected Treasurer, Chief Financial and Accounting Officer and Assistant Secretary of the Company in April 1996. Mr. Scanlon is a sole practitioner
                    Certified Public Accountant who has agreed to fulfill the duties of Treasurer and Chief Financial and Accounting
                    Officer of the Company on an as needed basis. From 1990 until 1996, Mr. Scanlon was employed by VSM & Co.,
                    Certified Public Accountants and Consultants in Farmington,
                    Connecticut. Mr. Scanlon is a member of the American
                    Institute of Certified Public Accountants and the
                    Connecticut Society of Certified Public Accountants.


SECTION 16 (a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE- Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors, executive officers and persons owning more than ten percent of the Company's common stock ("insiders") to file reports of ownership on Form 3 and changes in ownership on Forms 4 and 5 with the Securities and Exchange Commission and to furnish the Company with a copy of all Section 16(a) forms they file. Based solely on the review of Section 16(a) reports received by the Company and representations received from certain of the Company's directors and executive officers, the Company is aware of the following instances of non-compliance with Section 16(a) by insiders regarding 1996 transactions. Mr. Novick was delinquent in the filing of Form 4 for the month of September 1996 regarding two transactions: Mr. Novick filed the delinquent Form 4 in November 1996. Mr. D'Aloia, was delinquent in the filing of a Form 4 for the month of January 1996 regarding one transaction. Mr. D'Aloia reported the transaction in a delinquently filed Form 5 in April 1997.


ITEM 10 - EXECUTIVE COMPENSATION

Compensation Summary
The following table sets forth certain information concerning total compensation during each of the last three fiscal years which was earned by or paid to the President/Chief Executive Officer of the Company, and the most highly compensated executive officer of the Company which served in such capacities during 1996 and two former President/Chief Executive Officers of the Company (collectively referred to as the "named executive officers"). There were no other executive officers of the Company whose combined salary and bonus for any of these years exceeded $100,000.

                           SUMMARY COMPENSATION TABLE


                                                                              Long-term
                                           Annual Compensation           Compensation Awards
                                       ---------------------------     -----------------------
                                                             (a)                      (c)
                                                            Other         (b)       Securities
                                                            Annual     Restricted   Underlying
                                                            Compen-      Stock       Options/
Name and Principal Position            Salary     Bonus     sation       Awards        SARS
---------------------------            ------     -----     ------       ------        ----
                                          $         $          $            $            #
David Sklar, President and CEO
   1996                                    --        --         --           --     582,000
   1995                                    --        --         --           --          --
   1994                                    --        --         --           --          --

Dennis DiDonato, prior Co-CEO(d)
   1996                                58,352        --      1,800           --          --
   1995                               140,625        --      7,200           --          --
   1994                               529,790    93,608      7,200       33,600     250,000

                                    PART III
                                   (Continued)



ITEM 10 - EXECUTIVE COMPENSATION (Continued)

                           SUMMARY COMPENSATION TABLE

                                                                              Long-term
                                           Annual Compensation           Compensation Awards
                                       ---------------------------     -----------------------
                                                             (a)                      (c)
                                                            Other         (b)       Securities
                                                            Annual     Restricted   Underlying
                                                            Compen-      Stock       Options/
Name and Principal Position            Salary     Bonus     sation       Awards        SARS
---------------------------            ------     -----     ------       ------        ----
Nicholas Garruto, Prior Co-CEO
and Treasurer(d)
   1996                                55,089        --         --           --          --
   1995                               110,170        --         --           --          --
   1994                                85,924        --         --       16,080      80,000

Andrew D'Aloia, prior President
and CEO(e)
   1996                                    --        --         --           --          --
   1995                                    --        --         --           --          --
   1994                               193,867   564,969      7,000       36,000     250,000

(a) Automobile allowances paid during the fiscal year.

(b) A total of 407,000 shares of restricted common stock were awarded to named executive officers in 1994. Had they remained employed by the Company, shares granted to Messrs. DiDonato and Garruto would have vested to them at a rate equal to the number of shares that 10% of the Company's pre-tax profit, and defined, could purchase at the fair value of the stock at the time it was awarded in 1994 ($0.25 per share). During 1995, Messrs. DiDonato and Garruto became vested in 27,718 and 13,625 shares, respectively, that had been awarded in 1994. The amounts reported in the table reflect the approximate market value of the shares at the time of grant. At December 31, 1995, Mr. DiDonato held 149,782 restricted shares with an aggregate market value of approximately $15,000 and Mr. Garruto held 53,735 restricted shares with an aggregate market value of approximately $5,000 using the closing bid price at December 31, 1995 without giving effect to the diminution of value attributable to the restriction on such stock. If the Company were to pay a dividend, dividends would be paid on the restricted shares reported in this column.

(c) Options granted in 1994 include options granted in exchange for the cancellation of options during a Company wide option repricing. Mr. DiDonato was granted options to purchase 110,000 shares in exchange for options cancelled and Mr. D'Aloia was granted options to purchase 250,000 shares in exchange for options cancelled.

(d) Messrs. DiDonato and Garruto ceased to be executive officers in April 1996.

(e) Mr. D'Aloia ceased to be an executive officer in September 1994. Mr. D'Aloia's bonus compensation for 1994 does not include compensation accrued with respect to his agreement not to compete with the Company for five years. See discussion below under "Other Transactions".

                                    PART III
                                   (Continued)



Options/SAR  -    Grants - During 1996, options to purchase 582,000 shares for
                  $0.18 per share, expiring August 11, 2006 granted to David
                  Sklar under the Company's stock option plan. This represents approximately 49% of options granted for the year. No options were granted to any other named executive officers during 1996.

Options/SAR  -    Exercises - The following table sets forth certain information with respect to the exercise of options to purchase the Company's common stock and SARS by each of the named executive officers during the year ended December 31, 1996 and the unexercised options held by each of the named executive officers (and their value) as of December 31, 1996:

                              Number of Securities


                                               Number of Securities
                                                    Underlying               Value of Unexercised
                                               Unexercised Options          In-The-Money Options
                    Shares                  /SARS at Fiscal Year End      /SARS at Fiscal Year End
                   Acquired       Value    ---------------------------   ---------------------------
Name              on Exercise   Realized   Exercisable   Unexercisable   Exercisable   Unexercisable
----              -----------   --------   -----------   -------------   -----------   -------------
                      (#)          ($)         (#)            (#)            ($)            ($)
David Sklar             --           --           --        582,000             --        145,500
Dennis DiDonato         --           --           --             --             --             --
Nicholas Garruto        --           --           --             --             --             --
Andrew D'Aloia          --           --      237,500         12,500         59,375          3,125


                               OTHER TRANSACTIONS

The following is a summary of other transactions with directors, officers and former directors and officers:

   The Company pays a fee of $300 per meeting to its directors who are not otherwise employees of the Company.

   During 1996, the Company paid approximately $34,375 for consulting services rendered by Warren K. Novick, a director of the Company.

   During 1994 Mr. D'Aloia (a director of the Company until March 1996) announced his retirement as president of the Company. Mr. D'Aloia has agreed not to compete with the Company for a five year period ending December 31, 1999. As consideration for his agreement not to compete with the Company, Mr. D'Aloia will receive $125,000 per year through December 31, 1999. The present value of payments under this agreement was accrued in 1994. In September 1995, Mr. D'Aloia agreed to defer the payments due him under this agreement in order to allow the Company to meet other existing cash commitments. In addition, accrued payroll includes $197,000 at December 31, 1995 payable to Mr. D'Aloia as compensation for services rendered in 1994. Interest expense in 1995 includes approximately $54,000 to Mr. D'Aloia on the Company's non-compete agreement and the accrued payroll.

   See Note 7 to the consolidated financial statements.

                                    PART III
                                   (Continued)



ITEMS 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth as of December 31, 1996, the number of shares and percentage of the Company' common stock owned, of record and beneficially, be each person known to the Company to own more than 5% of the outstanding common stock each director of the Company, each named executive included in the summary compensation table, all other executive officers and by all executive officers and directors as a group:



                                         Share          Option
                                       Currently        Shares        Total      Percent
Name and Address                         Owned         Available      Shares     of Class
----------------                         -----         ---------      ------     --------
Persons known to own more than 5% of
   the outstanding common stock:
   Warren K. Novick, Director and
   nominee(b)                           2,703,730      237,500(a)    2,941,230    29.91%
   Andrew D'Aloia, former Director,
   President and CEO(e)                 1,951,000      237,500(a)    2,188,500    22.25%
Directors (excluding
   those listed above):
   Placido Saretto(b)                       7,936           --           7,936      .01%
   Victor Winogrado(b)                         --           --              --       --
   Murray Trachten(b, c)                   85,520           --          85,520      .01%
Executive officers:
   David Sklar, President and Chief            --           --              --       --
   Officer(b,d)
   William Winakor, Executive Vice
   President and Chief Operating               --           --              --       --
   Officer(b, d)
   John Scanlon, Treasurer(b, d)               --           --              --       --
All directors and executive officers    2,797,186      237,500(a)    3,034,686    30.79%
   as a group (8 persons)

(a) Shares that may be acquired upon exercise of stock options within 60 days.
(b) The address of Messrs. Novick, DiDonato, Saretto, Winogrado, Trachten, Sklar, Winakor, Scanlon and Garruto is care of Dawn Technologies, Inc., 433 South Main Street, West Hartford, Connecticut 06110.
(c) Mr. Trachten's ownership does not include 3,960 shares of common stock owned by Mr. Trachten as custodian for his minor children who reside with him in which shares Mr. Trachten disclaims any beneficial interest.
(d) Messrs. Sklar, Winakor and Scanlon became executive officers in April 1996.
(e) Mr. D'Aloia's address is 176 Lynam Road, Stamford, Connecticut 06403.


ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTION

Not applicable.

                                    PART III
                                   (Continued)



ITEM 13 - EXHIBITS AND REPORTS ON FORM 8-K

A. The following is an index of exhibits which are a part of this report.

      The following exhibits are filed as a part of this report.

                                                                   Sequentially
  Exhibit                                                            Numbered
   Number                Description of Exhibit                         Page
   ------                ----------------------                         ----

   10.18a    Amendment to Stock Option Plan                              29
   10.19a    Amendment to Stock Bonus Plan                               30
   10.20A    Settlement agreement with D'Aloia                           31
   10.23a    Form of indemnification agreement with
               directors and officers of the company                     33
   10.25     Settlement agreement with Dennis DiDonato                   38
   10.26     Sublease agreement for Scanton Manufacturing Facility       42
   10.27     Sublease for West Hartford Corporate Office Space           47
   23        Consent by accountants to incorporate auditors
               report by reference                                       51
   27        Financial data schedule                                     52

   The following exhibits are incorporated by reference:

                                                                   Sequentially
  Exhibit                                                            Numbered
   Number                Description of Exhibit                         Page
   ------                ----------------------                         ----

   3.1       Certificate of Incorporation, as amended                     b
   3.2       By-laws of Dawn Technologies, Inc., as amended               d
   3.2a      Amendment to the by-laws of Dawn Technologies, Inc.          g
   10.16     Subordinated convertible note payable to Paul Elliot,
                dated September 28, 1993                                  a
   10.17     Term loan and line of credit agreement with Citibank,
                dated April 1994                                          c
   10.18     Dawn Technologies, Inc. Stock Bonus Plan, as amended         c
   10.19     Dawn Technologies, Inc. 1989 Stock Option Plan, as amended   b
   10.20     Non compete agreement with Andrew D'Aloia                    e
   10.21     Lease for corporate office facility                          e
   10.22     Asset purchase agreement with Leslie-Locke, Inc. dated
                May 16, 1995                                              f
   21        Subsidiaries of the registrant                               h

   -------------------
   a - Form 10-QSB for the period ended September 30, 1993
   b - Form 10-KSB for the year ended December 31 1993
   c - Form 10-QSB for the period ended March 31, 1994
   d - Form 10-QSB for the period ended September 30, 1994
   e - Form 10-KSB for the year ended December 31, 1994
   f - Form 10-QSB for the period ended June 30, 1995
   g - Form 10-QSB for the period ended September 30, 1995 h - Financial statements at Item 8 of this Form 10-KSB

                                    PART III
                                   (Continued)



The following management contracts or compensatory plans incorporated by reference:

   The Dawn Technologies, Inc. Stock Bonus Plan, as amended (Exhibits 10.18 and 10.18a) and the Dawn Technologies, Inc. 1989 Stock Option Plan, as amended (Exhibits 10.19 and 10.19a) are incorporated by reference from the Company's Form 10-QSB for the period ended March 31, 1994 and Form 10-KSB for the year ended December 31, 1993, respectively.

B. Reports on Form 8-K

None

                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

   Dawn Technologies, Inc.

   /s/ David Sklar                                           April 14, 1997
   -----------------------------------------                 --------------
   By: David Sklar                                                Date
       President and Chief Executive
       Officer (Principal Executive Officer)


   Dawn Technologies, Inc.

   /s/ John Scanlon                                          April 14, 1997
   -----------------------------------------                 --------------
   By: John Scanlon                                               Date
       Chief Financial and Accounting
       Officer (Principal Finance and
       Accounting Officer)


Pursuant to the requirements of the Securities and Exchange Act of 1934, this report is signed below by the following persons on behalf of the Registrant and in the capacities and on the dates included:

   /s/ Warren K. Novick, Director                            April 14, 1997
   -----------------------------------------                 --------------
   Warren K Novick, Director                                      Date

   /s/ Placido Saretto, Director                             April 14, 1997
   -----------------------------------------                 --------------
   Placido Saretto, Director                                      Date

   /s/ Victor Winogrado, Director                            April 14, 1997
   -----------------------------------------                 --------------
   Victor Winogrado, Director                                     Date

   /s/ Murray Trachten, Director                             April 14, 1997
   -----------------------------------------                 --------------
   Murray Trachten, Director                                      Date