Form 10QSB
period 1997-03-31
DAWN TECHNOLOGIES INC
filed 1997-05-15
CIK 831752

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


 X       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---      ACT OF 1934


                  For the quarterly period ended MARCH 31, 1997

         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---      ACT OF 1934

                For the transition period from _______ to _______

                         Commission file number    0-17864
                                                ---------------

                             DAWN TECHNOLOGIES, INC.
                 ----------------------------------------------
                 (Name of Small Business Issuer in its Charter)

                  DELAWARE                                         13-3493060
------------------------------------------------      ------------------------------------
(State or Other Jurisdiction of Incorporation or      (I.R.S. Employer Identification No.)
Organization)

  433 SOUTH MAIN STREET, WEST HARTFORD, CONNECTICUT                   06110
  -------------------------------------------------                 ---------
       (Address of Principal Executive Office)                      (Zip Code)

                                 (860) 561-3979
                ------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)


--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registration was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes   X    No
                              -----     -----

The number of shares outstanding of the issuer's common stock, as of April 30, 1997, was:

              Class of Stock                            Shares Outstanding
   --------------------------------------               ------------------
   COMMON STOCK $.001 PAR VALUE PER SHARE                    9,419,478

The exhibit index is located at page 11 of this report.

                    DAWN TECHNOLOGIES, INC. AND SUBSIDIARIES


                                      INDEX



                                                                                      PAGE
                                                                                      ----
PART I - FINANCIAL INFORMATION:

    Item I - Financial Statements:

        Consolidated Balance Sheets, March 31, 1997 (Unaudited) and
           December 31, 1996                                                           3

        Consolidated Statements of Income and Accumulated Deficit,
           Three Months Ended March 31, 1997 and 1996 (Unaudited)                      4

        Consolidated Statements of Cash Flows, Three Months Ended
           March 31, 1997 and 1996 (Unaudited)                                         5

        Notes to Consolidated Financial Statements (Unaudited)                         6

    Item 2 - Management's Discussion of Analysis of Financial Condition
                      and Results of Operations                                        9


PART II - OTHER INFORMATION                                                           11

                    DAWN TECHNOLOGIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                      March 31, 1997 and December 31, 1996



                                 ASSETS

                                                                                  March 31,          December 31,
                                                                                    1997                 1996
CURRENT ASSETS                                                                   (Unaudited)
      Cash                                                                       $    32,568         $    92,089
      Accounts receivable, less allowance for doubtful accounts of $2,500            640,742             637,368
      Inventories                                                                    597,753             764,939
      Insurance claim receivable                                                          --             201,980
      Other current assets                                                                --              25,366
                                                                                 -----------         -----------
         Total current assets                                                      1,271,063           1,721,742
                                                                                 -----------         -----------

PROPERTY AND EQUIPMENT
      Land                                                                            52,150              52,150
      Building and improvements                                                      349,536             349,536
      Machinery and equipment                                                        746,044             727,769
      Office equipment                                                               338,071             321,543
      Leasehold improvements                                                          57,701              42,765
                                                                                 -----------         -----------
                                                                                   1,543,502           1,493,763
      Less accumulated depreciation and amortization                                (814,917)           (786,920)
                                                                                 -----------         -----------
                                                                                     728,585             706,843
                                                                                 -----------         -----------

                                                                                 $ 1,999,648         $ 2,428,585
                                                                                 ===========         ===========

                   LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES
      Bank note payable                                                          $   100,000         $   100,000
      Current portion of long-term debt                                               91,683             166,667
      Current portion of capitalized lease obligations                                28,991              28,420
      Accounts payable and accrued expenses                                          683,881             839,792
      Accrued payroll and related liabilities                                        119,409             125,732
      Current portion of accrued cost of non-compete agreement                        95,428              94,700
      Income taxes payable                                                             8,243              12,210
                                                                                 -----------         -----------
         Total current liabilities                                                 1,127,635           1,367,521
                                                                                 -----------         -----------

OTHER LIABILITIES
      Capitalized lease obligations, less current portion                            116,568             122,176
      Accrued cost of non-compete agreement, less current portion                    270,336             278,628
                                                                                 -----------         -----------
         Total other liabilities                                                     386,904             400,804
                                                                                 -----------         -----------


STOCKHOLDERS' EQUITY
      Common stock, $.001 par value, 15,000,000 shares
           authorized, 9,419,478 shares issued and outstanding                         9,420               9,327
      Capital in excess of par value                                               2,397,708           2,381,151
      Unearned restricted common stock issued                                       (217,372)           (217,372)
      Treasury stock                                                                 (10,625)            (10,625)
      Accumulated deficit                                                         (1,694,022)         (1,502,221)
                                                                                 -----------         -----------
                                                                                     485,109             660,260
                                                                                 -----------         -----------

                                                                                 $ 1,999,648         $ 2,428,585
                                                                                 ===========         ===========


See the accompanying notes to consolidated financial statements.

                    DAWN TECHNOLOGIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
               For the Three Months Ended March 31, 1997 and 1996
                                   (Unaudited)


                                                              1997                1996
                                                          -----------         -----------
SALES                                                     $ 1,169,070         $ 1,854,005
                                                          -----------         -----------

COSTS AND EXPENSES
      Cost of sales                                         1,082,292           1,437,353
      Selling, general and administrative expenses            267,055             243,074
      Product development expenses                                 --              11,677
                                                          -----------         -----------
           Total costs and expenses                         1,349,347           1,692,104
                                                          -----------         -----------

INCOME (LOSS) FROM OPERATIONS                                (180,277)            161,901

OTHER INCOME (EXPENSE)
      Interest expense                                        (11,524)            (40,300)
                                                          -----------         -----------

INCOME (LOSS) BEFORE INCOME TAXES                            (191,801)            121,601

INCOME TAX EXPENSE                                                 --                  --
                                                          -----------         -----------

NET INCOME (LOSS)                                         $  (191,801)        $   121,601
                                                          ===========         ===========


NET INCOME (LOSS) PER COMMON SHARE                        $    (0.020)        $     0.013
                                                          ===========         ===========

WEIGHTED AVERAGE NUMBER OF COMMON
      SHARES OUTSTANDING                                    9,388,645           9,036,478
                                                          ===========         ===========



See the accompanying notes to consolidated financial statements.

                    DAWN TECHNOLOGIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
               For the Three Months Ended March 31, 1997 and 1996
                                   (Unaudited)

                                                                            1997              1996
                                                                         ---------         ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income (loss)                                                  $(191,801)        $ 121,601
      Adjustments to reconcile net income (loss) to net cash
           provided by operating activities:
               Depreciation and amortization                                27,997            23,700
               Expenses related to restricted common stock earned               --            10,000
               Changes in assets and liabilities:
                    Accounts receivable                                     (3,374)          (72,717)
                    Inventories                                            167,186             5,742
                    Other assets                                            25,366            17,867
                    Insurance claim receivable                             201,980                --
                    Accounts payable and accrued expenses                 (155,911)           (6,501)
                    Accrued payroll and related liabilities                 (6,323)            3,487
                    Income taxes payable                                    (3,967)          (18,377)
                                                                         ---------         ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                   61,153            84,802
                                                                         ---------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Payments for purchases of property and equipment                     (49,739)          (21,542)
                                                                         ---------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Payments on non-compete agreement                                     (7,564)               --
      Repayments of long-term debt                                         (58,334)          (87,500)
      Payments on capitalized lease obligations                             (5,037)           (4,236)
                                                                         ---------         ---------
NET CASH USED IN FINANCING ACTIVITIES                                      (70,935)          (91,736)
                                                                         ---------         ---------

NET DECREASE IN CASH                                                       (59,521)          (28,476)
CASH, Beginning of period                                                   92,089            96,005
                                                                         ---------         ---------
CASH, End of period                                                      $  32,568         $  67,529
                                                                         =========         =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
      Income taxes paid                                                  $  11,524         $  18,377
      Interest paid                                                      $   3,967         $  22,022

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES

During the three-month period ended March 31, 1997, $16,650 of long-term debt was converted into 92,500 shares of the Company's $.001 par value common stock.


See the accompanying notes to consolidated financial statements.

                    DAWN TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Financial Statements

        The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all the information and footnotes required by generally accepted accounting principles. All adjustments which are of a normal recurring nature and, in the opinion of management, necessary for a fair presentation have been included. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report filed in its Form 10-KSB for the year ended December 31, 1996.


NOTE 2 - RELATED PARTY TRANSACTIONS:

In October, 1996, Mr. Dennis DiDonato, a former officer and director of the Company filed an action against the Company, its Chairman of the Board, and its two subsidiaries, in the Supreme Court of New York, Westchester County, to collect compensation claimed due him for services rendered in 1994 plus interest thereon and for severance allegedly owed him in the sum of $150,000, plus interest, and for the alleged breach of an unsigned three year employment contract, in the sum of $500,000 plus interest.

On January 28, 1997, the Company agreed in a settlement to pay Mr. DiDonato $60,000 in twelve monthly equal installments. The balance due is included in accrued payroll and related liabilities on the consolidated balance sheet at March 31, 1997.

NOTE 3 - MAJOR CUSTOMERS:

At March 31, 1997, accounts receivable includes approximately $501,625 from three major customers. Approximate sales to major customers during the three months ended March 31, 1997 and 1996 are summarized below:

                                                1997              1996
                                             ----------        ----------
International Business Machines Corp.        $  254,675        $  380,000
United States Defense Department                293,194            37,000
United States Postal Service                    611,036         1,395,000
                                             ----------        ----------

                                             $1,158,905        $1,812,000
                                             ==========        ==========


NOTE 4 - STOCKHOLDERS' EQUITY:

In January of 1997, the Company issued 92,500 shares of its common stock of the Company was issued upon the conversion $16,650 due on a subordinated convertible note.

                    DAWN TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 5 - NOTES PAYABLE:

The Company has a bank note payable on demand of $100,000 which is secured by all of the Company's assets and guaranteed by the Company's principal stockholders. The note payable bears interest at 1.0% above the bank's prime rate (9.25% at March 31, 1997).

The following is a summary of the Company's long-term debt obligations at March 31, 1997.

    Bank note payable in equal monthly installments of $29,167 through April
    1997, plus interest at 1.25% above the bank's prime rate (9.5% at March 31,
    1997), secured by all of the Company's assets and guaranteed by the
    Company's principal stockholders                                                                     $ 58,333

    Subordinated convertible note payable in October 1997, bearing interest at
    10%, convertible into 107,500 shares of
    the Company's common stock during the term of the note.                                      33,350
                                                                                               --------
                                                                                               $ 91,683
                                                                                               ========
Aggregate future principal payments on long-term debt are as follows: Period ending March 31:
         1998                                                                                  $ 91,683
                                                                                               ========

NOTE 6 - CAPITALIZED LEASE OBLIGATIONS

The following is a summary of capitalized leases at March 31, 1997:

    Five equipment leases payable with monthly installments ranging from
    $176 to $1605 including interest ranging from 11.75% to 14.74%.                            $145,559

    Less current portion                                                                        (28,991)
                                                                                               --------

                                                                                               $116,568
                                                                                               ========
Aggregate future principal payments on capitalized lease obligations are as follows:
        Twelve-month period ending March 31:
                             1998                                                              $ 33,046
                             1999                                                                36,978
                             2000                                                                30,455
                             2001                                                                16,089
                                                                                               --------

                                                                                               $116,568
                                                                                               ========

                    DAWN TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 7 - INCOME TAXES:

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

:

                    DAWN TECHNOLOGIES, INC. AND SUBSIDIARIES



ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of certain significant factors which have affected the Company's financial position and results of operations during the periods included in the accompanying consolidated financial statements.

Comparison of Operating Results for the Three Months Ended March 31, 1997 to
1996

        Sales decreased from $1,854,005 in 1996 to $1,169,070 in 1997. This decrease is due to reduced sales volume to IBM Corporation and the United States Postal Service.

        Cost of sales as a percentage of sales increased from 77.5% in 1996 to 92.5% in 1997. This increase is primarily due to increased end of program costs on contracts with the United States Postal Service and expensed start-up costs on new contracts with BE Aerospace and Chromalloy of Connecticut, Inc.

        Selling, general and administrative expenses, increased from $243,074 in 1996 to $267,055 which is not a significant variation.

        As a result of all the factors discussed above, income from operations decreased from $161,901 in 1996 to loss from operations of $180,277 in 1997.

        Interest expense decreased from $40,300 in 1996 to $11,524 in 1997. This decrease is due to the corresponding debt being reduced.

        As a result of all factors discussed above, net income decreased from $121,601 in 1996 to a net loss of $191,801 in 1997.

Backlog

        As of April 7, 1997, the Company had a sales backlog of approximately $1,208,829. Scheduled shipments of this backlog are approximately $1,143,329 in 1997 and $65,500 in 1998.

        Management is aggressively pursuing efforts to diversify the Company's product line and attract new customers, along with expanding services within its current base.

        Future sales beyond the shipments of items in the Company's backlog cannot be predicted.

        All of the orders in the Company's backlog are subject to cancellation. In certain cases the Company may be entitled to some compensation in the event of cancellation.

Liquidity and Capital Resources

        Operating activities provided cash of $61,153 in 1997 and $84,802 in 1996. In addition, the Company used cash of $49,739 in 1997 and $21,542 in 1996 to acquire property and equipment and repaid long-term debt and capital lease obligations of $70,935 in 1997 and $91,736 in 1996.

        The Company had a working capital surplus of $143,428 at March 31, 1997 and $354,221 at December 31, 1996. The ratio of current assets to current liabilities was 1.12 to 1.00 at March 31, 1997 and 1.26 to 1.00 at December 31, 1996.

                    DAWN TECHNOLOGIES, INC. AND SUBSIDIARIES



ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (Continued)

        Management believes that the Company has sufficient liquidity, borrowing capacity and other capital resources to meet its planned needs for the next year.

        In May of 1997, the Company obtained a $150,000 term loan and a $100,000 revolving line-of-credit from Penn Security Bank and Trust Company. Proceeds from the term note must be used to purchase equipment to be used at the Company's Scranton facility while the revolving line-of-credit may be used for other cash requirements of the Company.

Inflation

        The Company does not believe that inflation would have a significant effect on its operations because the Company factors in potential escalations in the costs of material, labor and overhead when preparing its bids for contract awards and when pricing its products.

                    DAWN TECHNOLOGIES, INC. AND SUBSIDIARIES
                           PART II - OTHER INFORMATION



ITEM 1 - LEGAL PROCEEDINGS

See Note 2 of the consolidated financial statements regarding settlement of claim.

ITEM 2 - CHANGES IN SECURITIES

See Note 4 of the consolidated financial statements. The stated issuance of common stock of the Company was exempt pursuant to section 4(2) of the Securities Act of 1933, as amended.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5 - OTHER INFORMATION

The Company is currently diversifying its work scope to include the manufacture and the overhaul and repair of jet engine and aircraft components for the aerospace industry. The Company received its Overhaul and repair license from the FAA in November of 1996 and has been aggressively updating its plant and equipment to meet the needs of this work.

During 1997, the Company received a number of contracts from Chromalloy of Connecticut, Inc. to perform part refurbishment on a number of components for various jet engine models. The contracts are ongoing with sales volume expected to be at a minimum of $400,000 per year. There are no assurances of additional orders.

During 1997, the Company also signed a three year contract with BE Aerospace for the manufacture of airline seat components used on the Boeing 777 aircraft. The contract has an expected minimum sales volume of approximately $1.9 million over the period of the contract. This volume is expected to increase as BE Aerospace obtains additional customers, although ther are no assurances of additional orders.

The Company has been selected as the sole manufacturer of the R-Bar for Mass Transit Safety, Inc. The R-Bar is a safety restraint to be fitted on school buses instead of the traditional seat belts. The Company has received its first purchases order for this contract worth approximately $124,000 for a July 1997 delivery. Management anticipates a strong market for this product.

The Company also received a vendor code from Pratt & Whitney Aircraft during 1997. Management is currently preparing qoutes on various proposals for Pratt.

6 - EXHIBITS AND REPORTS ON FORM 8-K

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


        Dawn Technologies, Inc.


        /S/ David Sklar                                        May 14, 1997
        ------------------------------------------             ------------
        By:  David Sklar                                           Date
             President and Chief Executive
             Officer (Principal Executive Officer)


        Dawn Technologies, Inc.



        /S/ John Scanlon                                       May 14, 1997
        ------------------------------------------             ------------
        By:  John Scanlon                                          Date
             Chief Financial and Accounting
             Officer (Principal Finance and
             Accounting Officer)