Form 10KSB/A
period 1996-12-31
DAWN TECHNOLOGIES INC
filed 1997-08-13
CIK 831752

1
                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB/A
                                 (Amendment No. 1)

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

There were 9,419,478 shares of the Registrant's $.001 par value per share common stock outstanding at March 15, 1997.

                                    PART III



ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

                                    DIRECTORS

Set forth below is certain information with respect to directors of the Company, each of whom was elected for a one-year term at the 1996 Annual Meeting of Stockholders.

WARREN K. NOVICK    Mr. Novick, age 62, has been Chairman, Secretary and a
                    Director since 1987. Mr. Novick is a private investor and has periodically acted as a consultant to the Company with respect to business development. Mr. Novick is currently a principal stockholder of DMI, Inc., a privately held corporation operating in the cultured marble industry. Mr.
                    Novick is currently a principal stockholder of New Media
                    Telecommunications, Inc., a privately held corporation operating in the telecommunications industry. Mr. Novick is also a member of the Board of Directors and an officer and stockholder of Aerocess Inc. a privately held corporation operating in the aerospace industry.

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


SECTION 16 (a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE- Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors, executive officers and persons owning more than ten percent of the Company's common stock ("insiders") to file reports of ownership on Form 3 and changes in ownership on Forms 4 and 5 with the Securities and Exchange Commission and to furnish the Company with a copy of all Section 16(a) forms they file. Based solely on the review of Section 16(a) reports received by the Company and representations received from certain of the Company's directors and executive officers, the Company is aware of the following instances of non-compliance with Section 16(a) by insiders regarding 1996 transactions. Mr. Novick was delinquent in the filing of Form 4 for the month of September 1996 regarding two transactions: Mr. Novick filed the delinquent Form 4 in November 1996. Mr. D'Aloia, was delinquent in the filing of a Form 4 for the month of January 1996 regarding one transaction. Mr. D'Aloia reported the transaction in a delinquently filed Form 5 in April 1997. Mr. Trachten was delinquent in filing Form 4 for the months of April, September and December of 1996 regarding these transactions. Mr. Trachten reported the transactions in a delinquently filed Form 5 in August 1997.

ITEM 10 - EXECUTIVE COMPENSATION

Compensation Summary
The following table sets forth certain information concerning total compensation during each of the last three fiscal years which was earned by or paid to the President/Chief Executive Officer of the Company, and the most highly compensated executive officer of the Company who served in such capacities during 1996 and two former Co-Executive Officers of the Company (collectively referred to as the "named executive officers"). There were no other executive officers of the Company whose combined salary and bonus for any of these years exceeded $100,000.

                           SUMMARY COMPENSATION TABLE


                                                                              Long-term
                                           Annual Compensation           Compensation Awards
                                       ---------------------------     ---------------------
                                                             (a)                       (c)
                                                            Other         (b)       Securities
                                                            Annual     Restricted   Underlying
                                                            Compen-      Stock       Options/
Name and Principal Position            Salary     Bonus     sation       Awards        SARS
---------------------------            ------     -----     ------       ------        ----
                                       $          $         $            $          $
David Sklar, President and CEO
   1996                                    --        --         --       39,022     582,000
   1995                                    --        --         --           --          --
   1994                                    --        --         --           --          --

Dennis DiDonato, prior Co-CEO(d)
   1996                                58,352        --      1,800           --          --
   1995                               140,625        --      7,200           --          --
   1994                               529,790    93,608      7,200       33,600     250,000

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

(b) In 1996, 218,000 shares of restricted common stock were issued to Mr.
    Sklar under the Company's employee stock bonus plan. According to the plan, 50% of these shares become vested one year from the grant date and the other 50% one year thereafter. A total of 407,000 shares of restricted common stock were awarded to named executive officers in 1994. Had they remained employed by the Company, shares granted to Messrs. DiDonato and Garruto would have vested to them at a rate equal to the number of shares that 10% of the Company's pre-tax profit, and defined, could purchase at the fair value of the stock at the time it was awarded in 1994 ($0.25 per share). During 1995, Messrs. DiDonato and Garruto became vested in 27,718 and 13,625 shares, respectively, that had been awarded in 1994. The amounts reported in the table reflect the approximate market value of the shares at the time of grant. At December 31, 1995, Mr. DiDonato held 149,782 restricted shares with an aggregate market value of approximately $15,000 and Mr. Garruto held 53,735 restricted shares with an aggregate market value of approximately $5,000 using the closing bid price at December 31, 1995 without giving effect to the diminution of value attributable to the restriction on such stock. If the Company were to pay a dividend, dividends would be paid on the restricted shares reported in this column.

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

                                    PART III
                                   (Continued)


Options/SAR  -    Grants - During 1996, options to purchase 582,000 shares for
                  $0.18 per share were granted to David Sklar under the Company's stock option plan. These options expire on August
                  11, 2006. This represents approximately 49% of options granted for the year. No options were granted to any other executive officers during 1996.


Options/SAR  -    Exercises - The following table sets forth certain information
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



                                         Share          Option
                                       Currently        Shares        Total      Percent
Name and Address                         Owned         Available      Shares     of Class
----------------                         -----         ---------      ------     --------
Persons known to own more than 5% of
   the outstanding common stock:
   Warren K. Novick, Director and
   nominee(b)                           2,703,730      237,500(a)    2,941,230    30.75%
   Andrew D'Aloia, former Director,
   President and CEO(e)                 1,951,000      237,500(a)    2,188,500    22.88%
Directors (excluding
   those listed above):
   Placido Saretto(b)                       7,936           --           7,936      .01%
   Victor Winogrado(b)                         --           --              --       --
   Murray Trachten(b, c)                  110,520           --         110,520     1.18%
Executive officers:
   David Sklar, President and Chief
   Officer(b,d,f)                         218,000           --         218,000     2.34%
   William Winakor, Executive Vice
   President and Chief Operating               --           --              --       --
   Officer(b, d)
   John Scanlon, Treasurer(b, d)               --           --              --       --
All directors and executive officers    3,040,186      237,500(a)    3,277,686    34.27%
   as a group (8 persons)
Former C0-Chief Executive Officers:
   Dennis DiDonato(g)                     355,500           --         355,500      3.81%
   Nicholas Garruto(h)                         --           --              --       --





(a) Shares that may be acquired upon exercise of stock options within 60 days.
(b) The address of Messrs. Novick, Saretto, Winogrado, Trachten, Sklar, Winakor, and Scanlon and is care of Dawn Technologies, Inc., 433 South Main Street, West Hartford, Connecticut 06110.
(c) Mr. Trachten's ownership does not include 3,960 shares of common stock owned by Mr. Trachten as custodian for his minor children who reside with him in which shares Mr. Trachten disclaims any beneficial interest.
(d) Messrs. Sklar, Winakor and Scanlon became executive officers in April 1996.
(e) Mr. D'Aloia's address is 176 Lynam Road, Stamford, Connecticut 06403.
(f) Restricted shares granted under the Company's employee bonus plan.
(g) Mr. DiDonato's address is 42 Larry's Lane, Pleasantville, New York 10570. Stock ownership reported based on information obtained from Company's transfer agent.
(h) Mr. Garruto's address is 33 Smull Avenue, Cadwell, N.J. 07006. Stock ownership reported based on information obtained from the Company's transfer agent.

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

   /s/ David Sklar                                           August 5, 1997
   -----------------------------------------                 --------------
   By: David Sklar                                                Date
       President and Chief Executive
       Officer (Principal Executive Officer)


   Dawn Technologies, Inc.

   /s/ John Scanlon                                          August 5, 1997
   -----------------------------------------                 --------------
   By: John Scanlon                                               Date
       Chief Financial and Accounting
       Officer (Principal Finance and
       Accounting Officer)


Pursuant to the requirements of the Securities and Exchange Act of 1934, this report is signed below by the following persons on behalf of the Registrant and in the capacities and on the dates included:

   /s/ Warren K. Novick, Director                            August 5, 1997
   -----------------------------------------                 --------------
   Warren K Novick, Director                                      Date

   /s/ Placido Saretto, Director                             August 5, 1997
   -----------------------------------------                 --------------
   Placido Saretto, Director                                      Date

   /s/ Victor Winogrado, Director                            August 5, 1997
   -----------------------------------------                 --------------
   Victor Winogrado, Director                                     Date

   /s/ Murray Trachten, Director                             August 5, 1997
   -----------------------------------------                 --------------
   Murray Trachten, Director                                      Date