Form 10QSB
period 1997-06-30
DAWN TECHNOLOGIES INC
filed 1997-08-15
CIK 831752

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended JUNE 30, 1997

____ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _______ to _______

                         Commission file number 0-17864

                             DAWN TECHNOLOGIES, INC.
                 (Name of Small Business Issuer in its Charter)


                   DELAWARE                                     13-3493060
(State or Other Jurisdiction of Incorporation or    (I.R.S. Employer Identification No.)
Organization)

           433 SOUTH MAIN STREET, WEST HARTFORD, CONNECTICUT      06110
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

The number of shares outstanding of the issuer's common stock, as of August 7,1997, was:

                  Class of Stock                Shares Outstanding
      COMMON STOCK $.001 PAR VALUE PER SHARE         9,419,478

The exhibit index is located at page 11 of this report.

                    DAWN TECHNOLOGIES, INC. AND SUBSIDIARIES


                                      INDEX



                                                                              PAGE
                                                                              ----
PART I - FINANCIAL INFORMATION:

  Item I - Financial Statements:

   Consolidated Balance Sheets, June 30, 1997 (Unaudited) and
     December 31, 1996                                                          3

   Consolidated Statements of Income and Accumulated Deficit,
     Six Months and Three Months Ended June 30, 1997 and 1996 (Unaudited)       4

   Consolidated Statements of Cash Flows, Six Months Ended
     June 30, 1997 and 1996 (Unaudited)                                         5

   Notes to Consolidated Financial Statements (Unaudited)                       6

  Item 2 - Management's Discussion of Analysis of Financial Condition
         and Results of Operations                                              9


PART II - OTHER INFORMATION                                                    11

                         DAWN TECHNOLOGIES, INC. AND SUBSIDIARIES

                                CONSOLIDATED BALANCE SHEET
                           June 30, 1997 and December 31, 1996



                                     ASSETS
                                                                            June 30,      December 31,
                                                                              1997            1996
                                                                          -----------     -----------
                                                                          (Unaudited)
CURRENT ASSETS
   Cash                                                                   $    14,269     $    92,089
   Accounts receivable, less allowance for doubtful accounts of $2,500        598,615         637,368
   Inventories                                                                333,231         764,939
   Insurance claim receivable                                                      --         201,980
   Other current assets                                                           595          25,366
                                                                          -----------     -----------
    Total current assets                                                      946,710       1,721,742
                                                                          -----------     -----------

PROPERTY AND EQUIPMENT
   Land                                                                        52,150          52,150
   Building and improvements                                                  349,536         349,536
   Machinery and equipment                                                    844,645         727,769
   Office equipment                                                           339,337         321,543
   Leasehold improvements                                                      59,522          42,765
                                                                          -----------     -----------
                                                                            1,645,190       1,493,763
   Less accumulated depreciation and amortization                            (842,914)       (786,920)
                                                                          -----------     -----------
                                                                              802,276         706,843
                                                                          -----------     -----------
                                                                          $ 1,748,986     $ 2,428,585
                                                                          ===========     ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES
   Bank note payable                                                      $   280,765     $   100,000
   Current portion of long-term debt                                           33,350         166,667
   Current portion of capitalized lease obligations                            28,421          28,420
   Accounts payable and accrued expenses                                      679,667         839,792
   Accrued payroll and related liabilities                                     65,729         125,732
   Current portion of accrued cost of non-compete agreement                    95,999          94,700
   Income taxes payable                                                         8,243          12,210
                                                                          -----------     -----------
    Total current liabilities                                               1,192,174       1,367,521
                                                                          -----------     -----------

OTHER LIABILITIES
   Capitalized lease obligations, less current portion                         91,126         122,176
   Accrued cost of non-compete agreement, less current portion                248,296         278,628
                                                                          -----------     -----------
    Total other liabilities                                                   339,422         400,804
                                                                          -----------     -----------


STOCKHOLDERS' EQUITY
   Common stock, $.001 par value, 15,000,000 shares
     authorized, 9,419,478 shares issued and outstanding                        9,420           9,327
   Capital in excess of par value                                           2,397,708       2,381,151
   Unearned restricted common stock issued                                   (217,372)       (217,372)
   Treasury stock                                                             (10,625)        (10,625)
   Accumulated deficit                                                     (1,961,741)     (1,502,221)
                                                                          -----------     -----------
                                                                              217,390         660,260
                                                                          -----------     -----------
                                                                          $ 1,748,986     $ 2,428,585
                                                                          ===========     ===========

See the accompanying notes to consolidated financial statements.

                    DAWN TECHNOLOGIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             AND ACCUMULATED DEFICIT
        For the Six Months and Three Months Ended June 30, 1997 and 1996
                                   (Unaudited)


                                                       Six Months Ended                 Three Months Ended
                                                            June 30,                         June 30,
                                                       1997            1996            1997            1996
                                                   -----------     -----------     -----------     -----------
SALES                                              $ 2,268,667     $ 3,246,461     $ 1,099,597     $ 1,392,456
                                                   -----------     -----------     -----------     -----------

COSTS AND EXPENSES
   Cost of sales                                     2,222,700       2,569,031       1,140,408       1,131,678
   Selling, general and administrative expenses        480,846         558,537         213,771         315,463
   Product development expenses                             --          15,791              --           4,114
                                                   -----------     -----------     -----------     -----------
     Total costs and expenses                        2,703,546       3,143,359       1,354,199       1,451,255
                                                   -----------     -----------     -----------     -----------

INCOME (LOSS) FROM OPERATIONS                         (434,879)        103,102        (254,602)        (58,799)

OTHER INCOME (EXPENSE)
   Interest expense                                    (24,641)        (60,242)        (13,117)        (19,942)
                                                   -----------     -----------     -----------     -----------

INCOME (LOSS) BEFORE INCOME TAXES                     (459,520)         42,860        (267,719)        (78,741)

INCOME TAX EXPENSE                                          --              --              --              --
                                                   -----------     -----------     -----------     -----------

NET INCOME (LOSS)                                     (459,520)         42,860        (267,719)        (78,941)

ACCUMULATED DEFICIT, beginning of period            (1,502,221)     (1,980,111)     (1,694,022)     (1,858,510)
                                                   -----------     -----------     -----------     -----------

ACCUMULATED DEFICIT, end of period                 $(1,961,741)    $(1,937,251)    $(1,961,744)    $(1,937,251)
                                                   ===========     ===========     ===========     ===========


NET INCOME (LOSS) PER COMMON SHARE                      (0.049)          0.005          (0.028)         (0.009)
                                                   -----------     -----------     -----------     -----------

WEIGHTED AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING                              $ 1,694,022)    $ 9,036,478     $(1,694,022)    $ 9,036,478
                                                   ===========     ===========     ===========     ===========

See the accompanying notes to consolidated financial statements.

                    DAWN TECHNOLOGIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                For the Six Months Ended June 30, 1997 and 1996
                                   (Unaudited)


                                                                1997          1996
                                                             ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                         $(459,520)    $ 121,601
   Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
      Depreciation and amortization                             55,994        23,700
      Expenses related to restricted common stock earned            --        10,000
      Changes in assets and liabilities:
         Accounts receivable                                    38,753       (72,717)
         Inventories                                           431,708         5,742
         Other current assets                                   24,771        17,867
         Insurance claim receivable                            201,980            --
         Accounts payable and accrued expenses                (160,125)       (6,501)
         Accrued payroll and related liabilities               (60,003)        3,487
         Income taxes payable                                   (3,967)      (18,377)
                                                             ---------     ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES                       61,591        84,802
                                                             ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Payments for purchases of property and equipment           (151,427)      (21,542)
                                                             ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from short term borrowings                         180,765            --
   Payments on non-compete agreement                           (29,033)           --
   Repayments of long-term debt                               (116,667)      (87,500)
   Payments on capitalized lease obligations                   (31,049)       (4,236)
                                                             ---------     ---------
NET CASH USED IN FINANCING ACTIVITIES                            4,016       (91,736)
                                                             ---------     ---------

NET DECREASE IN CASH                                           (77,820)      (28,476)
CASH, Beginning of period                                       92,089        96,005
                                                             ---------     ---------
CASH, End of period                                          $  14,269     $  67,529
                                                             =========     =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Income taxes paid                                         $  11,524     $  18,377
   Interest paid                                             $  24,631     $  22,022

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES

During the six-month period ended June 30, 1997, $16,650 of long-term debt was converted into 92,500 shares of the Company's $.001 par value common stock.

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


NOTE 2 - RELATED PARTY TRANSACTIONS:

In October, 1996, Mr. Dennis DiDonato, a former officer and director of the Company filed an action against the Company, it's Chairman of the Board, and it's two subsidiaries, in the Supreme Court of New York, Westchester County, to collect compensation claimed due him for services rendered in 1994 plus interest thereon and for severance allegedly owed him in the sum of $150,000,plus interest, and for the alleged breach of an unsigned three year employment contract, in the sum of $500,000 plus interest.

On January 28, 1997, the Company agreed in a settlement to pay Mr. DiDonato $60,000 in twelve monthly equal installments. The balance due is included in accrued payroll and related liabilities on the consolidated balance sheet at June 30, 1997.

NOTE 3 - MAJOR CUSTOMERS:

At June 30, 1997, accounts receivable includes approximately $382,812 from two major customers. Approximate sales to major customers during the six months and three months ended June 30, 1997 and 1996 are summarized below:

                                                Six Months Ended           Three Months Ended
                                                    June 30,                    June 30,
                                               1997          1996          1997          1996
                                            ----------    ----------    ----------    ----------
   International Business Machines Corp.    $  548,144    $  761,920    $  293,469    $  381,920
   United States Defense Department            359,547        53,692        66,353        16,692
   United States Postal Service              1,085,262     2,380,882       474,226       985,882
                                            ----------    ----------    ----------    ----------
                                            $1,992,953    $3,196,494    $  834,048    $1,384,494
                                            ==========    ==========    ==========    ==========


NOTE 4 - STOCKHOLDERS' EQUITY:

In January of 1997, the Company issued 92,500 shares of common stock of the Company upon the conversion of $16,650 due on a subordinated convertible note.

                    DAWN TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 5 - NOTES PAYABLE:

Bank notes payable consist of the following at June 30, 1997:

  Bank note payable on demand which is secured by all the assets of the
  Company and guaranteed by the Company's principal stockholders.  The
  note bears interest at 1% above the bank's prime rate(9.5% at June 30,1997)        $100,000

  Line of Credit, secured by substantially all the assets of the Company. The
  note bears interest at 1% above the bank's prime rate(9.5% at June 30,1997)         100,000

  Bank note, equipment line. Borrowings up to $150,000 to be used only for the acquisition of equipment.  The note is secured by certain assets of the
  Company and bears interest at 1% above the bank's prime rate(9.5% at
  June 30, 1997                                                                        80,765
                                                                                     --------
                                                                                     $280,765
                                                                                     ========

NOTE 6- NOTES PAYABLE:

Long-term debt consists of a subordinated converted note payable due October,1997. This note bears interest at 10% and can be converted into 107,500 shares of the Company's common stock during the term of the loan.

NOTE 7 - CAPITALIZED LEASE OBLIGATIONS

The following is a summary of capitalized leases at June 30, 1997:

  Five equipment leases payable with monthly installments ranging from
  $176 to $1605 including interest ranging from 11.75% to 14.74%.         $  119,547

  Less current portion                                                       (28,421)
                                                                          ----------

                                                                          $   91,126
                                                                          ----------
Aggregate future principal payments on capitalized lease obligations are as follows:
   Twelve-month period ending June 30:
            1998                                                          $   28,421
            1999                                                              36,978
            2000                                                              30,455
            2001                                                              23,693
                                                                          ----------

                                                                          $  119,547
                                                                          ==========

                    DAWN TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 7 - INCOME TAXES:

The provision for income taxes represents minimum state corporate taxes currently due.

The net operating loss incurred in 1994 created an uncertainty as to whether the Company will be able to utilize its net operating loss carryforwards and realize its deferred tax asset. Accordingly, management elected to record a valuation allowance for the entire amount of its deferred tax asset. At December 31,1996, the Company has a net operating loss carryforward of approximately $860,000 for federal income tax purposes.

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

Comparison of Operating Results for the Six Months Ended June 30, 1997 to 1996

   Sales decreased from $3,246,461 in 1996 to $2,268,667 in 1997. This decrease is due primarily to reduced sales volume to the United States Postal Service.

   Cost of sales as a percentage of sales increased from 79.1% in 1996 to 97.9% in 1997. This increase is primarily due to increased end of program costs on contracts with the United States Postal Service and expensed start-up costs on new contracts with respect to which sales have not yet occurred.

   Selling, general and administrative expenses, decreased from $558,537 in 1996 to $480,846 in 1997 which is primarily due to lower volume and cost cutting measures implemented by management.

   As a result of all the factors discussed above, income from operations decreased from $103,102 in 1996 to loss from operations of $434,879 in 1997.

   Interest expense decreased from $60,242 in 1996 to $24,641 in 1997. This decrease is due to the corresponding debt being reduced.

   As a result of all factors discussed above, net income decreased from $42,860 in 1996 to a net loss of $459,520 in 1997.

Comparison of Operating Results for the Three Months Ended March 31, 1997 to
1996

   Sales decreased from $1,392,456 in 1996 to $1,099,597 in 1997. This decrease is due primarily to reduced sales volume to the United States Postal Service.

   Cost of sales as a percentage of sales increased from 81.27% in 1996 to 103.71% in 1997. This increase is primarily due to increased end of program costs on contracts with the United States Postal Service and expensed start-up costs on new contracts with respect to which sales have not yet occurred.

   Selling, general and administrative expenses, decreased from $315,463 in 1996 to $213,771 which is primarily due to decreased volume and cost cutting measures implemented by management.

   As a result of all the factors discussed above, loss from operations increased from $58,799 in 1996 to loss from operations of $254,602 in 1997.

   Interest expense decreased from $19,942 in 1996 to $13,117 in 1997. This decrease is due to the corresponding debt being reduced.

   As a result of all factors discussed above, net loss increased from $78,941 in 1996 to a net loss of $267,719 in 1997.

Backlog

   As of August 7, 1997, the Company had a sales backlog of approximately $1,086,534. Scheduled shipments of this backlog are approximately $767,733 in 1997 and $318,801 in 1998. The backlog does not reflect anticipated orders from certain repeat customers.

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

Liquidity and Capital Resources

   Operating activities provided cash of $61,591 in 1997 and $84,802 in 1996. In addition, the Company used cash of $151,427 in 1997 and $21,542 in 1996 to acquire property and equipment, borrowed an aggregate of $180,765 against it's line of credit and equipment line and repaid long-term debt and capital lease obligations of $147,716 in 1997 and $91,736 in 1996.

   The Company had a working capital deficit of $143,428 at June 30, 1997 and surplus of $354,221 at December 31, 1996. The ratio of current assets to current liabilities was 1.12 to 1.00 at June 30, 1997 and 1.26 to 1.00 at December 31, 1996.

   Management believes that the Company has sufficient liquidity, borrowing capacity and other capital resources to meet its planned needs for the next year.



Inflation

   The Company does not believe that inflation would have a significant effect on its operations because the Company factors in potential escalation's in the costs of material, labor and overhead when preparing its bids for contract awards and when pricing its products.

                    DAWN TECHNOLOGIES, INC. AND SUBSIDIARIES
                           PART II - OTHER INFORMATION



ITEM 1 - LEGAL PROCEEDINGS

None

ITEM 2 - CHANGES IN SECURITIES

None.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5 - OTHER INFORMATION

The Company has increased it's work scope with Chromalloy of Connecticut, Inc. from part refurbishment on certain components of jet engine parts to include assembly of specific components. Sales volume can not be determined at this time.

The Company received it's first two purchase orders from Pratt & Whitney Aircraft during 1997. Upon successful completion of these orders, the Company will be able to bid on numerous additional proposals for Pratt.

 6 - EXHIBITS AND REPORTS ON FORM 8-K

   a  The following exhibits are filed as a part of this report.

         Exhibit No        Exhibit Description
         ----------        -------------------
         3.2b              Amendment to the By-laws of Dawn Technologies, Inc.

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

   Dawn Technologies, Inc.



      /S/ David Sklar                               August 14, 1997
   -----------------------------------------        ---------------
   By: David Sklar                                        Date
       President and Chief Executive
       Officer (Principal Executive Officer)


   Dawn Technologies, Inc.



      /S/ John Scanlon                              August 14, 1997
   -----------------------------------------        ---------------
   By: John Scanlon                                       Date
       Chief Financial and Accounting
       Officer (Principal Finance and
       Accounting Officer)

                                EXHIBIT INDEX

         Exhibit No        Exhibit Description
         ----------        -------------------
         3.2b              Amendment to the By-laws of Dawn Technologies, Inc.

         27                Financial Data Schedule