Form 10QSB
period 1997-09-30
DAWN TECHNOLOGIES INC
filed 1997-11-14
CIK 831752

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended SEPTEMBER 30, 1997

[   ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934

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

The number of shares outstanding of the issuer's common stock, as of October 31,1997, was:

           Class of Stock                                     Shares Outstanding
COMMON STOCK $.001 PAR VALUE PER SHARE                            9,419,478

The exhibit index is located at page 12 of this report.

                    DAWN TECHNOLOGIES, INC. AND SUBSIDIARIES


                                      INDEX

                                                                                         PAGE
                                                                                         ----
PART I - FINANCIAL INFORMATION:

   Item I - Financial Statements:

     Consolidated Balance Sheets, September 30, 1997 (Unaudited) and
       December 31, 1996                                                                    3

     Consolidated Statements of Income and Accumulated Deficit,
       Nine Months and Three Months Ended September 30, 1997 and 1996 (Unaudited)           4

     Consolidated Statements of Cash Flows, Nine Months Ended
       September 30, 1997 and 1996 (Unaudited)                                              5

     Notes to Consolidated Financial Statements (Unaudited)                                 6

   Item 2 - Management's Discussion of Analysis of Financial Condition
              and Results of Operations                                                     9


PART II - OTHER INFORMATION                                                                11

                                      DAWN TECHNOLOGIES, INC. AND SUBSIDIARIES

                                             CONSOLIDATED BALANCE SHEET
                                      September 30, 1997 and December 31, 1996



                                                        ASSETS
                                                                                 September 30,         December 31,
                                                                                      1997                1996
                                                                                 -------------         -------------
CURRENT ASSETS                                                                    (Unaudited)

    Cash                                                                        $         2,655     $         92,089
    Accounts receivable, less allowance for doubtful accounts of $2,500                 507,578              637,368
    Inventories                                                                         225,956              764,939
    Insurance claim receivable                                                          --                   201,980
    Other current assets                                                                --                    25,366
                                                                                   ------------        -------------

      Total current assets                                                              736,189            1,721,742
                                                                                   ------------        -------------

PROPERTY AND EQUIPMENT
    Land                                                                                 52,150               52,150
    Building and improvements                                                           349,536              349,536
    Machinery and equipment                                                             913,315              727,769
    Office equipment                                                                    341,000              321,543
    Leasehold improvements                                                               63,338               42,765
                                                                                   ------------        -------------
                                                                                      1,719,339            1,493,763
    Less accumulated depreciation and amortization                               (      889,168)     (       786,920)
                                                                                   ------------        -------------
                                                                                        830,171              706,843
                                                                                   ------------        -------------

                                                                                $     1,566,360     $      2,428,585
                                                                                   ============        =============

                                        LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES
    Bank note payable                                                           $       289,566     $        100,000
    Current portion of long-term debt                                                    33,350              166,667
    Current portion of capitalized lease obligations                                     39,204               28,420
    Accounts payable and accrued expenses                                               495,775              839,792
    Accrued payroll and related liabilities                                              47,814              125,732
    Current portion of accrued cost of non-compete agreement                             99,922               94,700
    Income taxes payable                                                                  8,243               12,210
                                                                                   ------------        -------------
      Total current liabilities                                                       1,013,874            1,367,521
                                                                                   ------------        -------------

OTHER LIABILITIES
    Capitalized lease obligations, less current portion                                 137,906              122,176
    Accrued cost of non-compete agreement, less current portion                         219,226              278,628
                                                                                   ------------        -------------
      Total other liabilities                                                           357,132              400,804
                                                                                   ------------        -------------


STOCKHOLDERS' EQUITY
    Common stock, $.001 par value, 25,000,000 shares
       authorized, 9,419,478 shares issued and outstanding                                9,420                9,327
    Capital in excess of par value                                                    2,397,708            2,381,151
    Unearned restricted common stock issued                                      (      217,372)     (       217,372)
    Treasury stock                                                               (       10,625)     (        10,625)
    Accumulated deficit                                                          (    1,983,777)     (     1,502,221)
                                                                                   ------------        -------------
                                                                                        195,354              660,260
                                                                                   ------------        -------------

                                                                                $     1,566,360     $      2,428,585
                                                                                   ============        =============

See the accompanying notes to consolidated financial statements.

                                              DAWN TECHNOLOGIES, INC. AND SUBSIDIARIES

                                                CONSOLIDATED STATEMENTS OF OPERATIONS
                                                       AND ACCUMULATED DEFICIT
                               For the Nine Months and Three Months Ended September 30, 1997 and 1996
                                                             (Unaudited)


                                                                     Nine Months Ended                     Three Months Ended
                                                                        September 30,                         September 30,
                                                               ------------------------------        ------------------------------
                                                                   1997               1996               1997               1996
                                                               -----------        -----------        -----------        -----------
SALES                                                          $ 3,149,308        $ 4,501,807        $   880,641        $ 1,255,346
                                                               -----------        -----------        -----------        -----------

COSTS AND EXPENSES
    Cost of sales                                                2,941,102          3,533,662            718,402            964,631
    Selling, general and administrative expenses                   635,905            727,416            165,059            168,879
    Product development expenses                                        --             15,791                 --                 --
                                                               -----------        -----------        -----------        -----------
       Total costs and expenses                                  3,577,007          4,276,869            883,461          1,133,510
                                                               -----------        -----------        -----------        -----------

INCOME (LOSS) FROM OPERATIONS                                     (427,699)           224,938             (2,820)           121,836

OTHER INCOME (EXPENSE)
    Interest expense                                               (53,857)           (79,256)           (19,216)           (19,014)
                                                               -----------        -----------        -----------        -----------

INCOME (LOSS) BEFORE INCOME TAXES                                 (481,556)           145,682            (22,036)           102,822

GAIN FROM INSURANCE PROCEEDS                                            --            221,126                 --            221,126
                                                               -----------        -----------        -----------        -----------

NET INCOME (LOSS)                                                 (481,556)           366,808            (22,036)           323,948

ACCUMULATED DEFICIT, beginning of period                        (1,502,221)        (1,980,111)        (1,961,741)        (1,937,251)
                                                               -----------        -----------        -----------        -----------

ACCUMULATED DEFICIT, end of period                             $(1,983,777)       $(1,613,303)       $(1,983,777)       $(1,613,303)
                                                               ===========        ===========        ===========        ===========


NET INCOME (LOSS) PER COMMON SHARE                             $    (0.051)       $     0.041        $    (0.002)       $     0.036
                                                               ===========        ===========        ===========        ===========

WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING                                           9,409,200          9,036,478          9,419,478          9,036,478
                                                               ===========        ===========        ===========        ===========


See the accompanying notes to consolidated financial statements.


                                                                 -4-

                               DAWN TECHNOLOGIES, INC. AND SUBSIDIARIES

                                    CONSOLIDATED STATEMENT OF CASH
                               FLOWS For the Nine Months Ended September
                                           30, 1997 and 1996
                                              (Unaudited)

                                                                         1997                  1996
                                                                       ---------             ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                                  $(481,556)            $ 366,808
    Adjustments to reconcile net income (loss) to net cash
       provided by operating activities:
         Depreciation and amortization                                   102,248                64,800
         Expenses related to restricted common stock earned                   --                10,000
         Changes in assets and liabilities:
             Accounts receivable                                         129,790               263,986
             Inventories                                                 538,983               124,982
             Other current assets                                         25,366                23,665
             Insurance claim receivable                                  201,980                    --
             Accounts payable and accrued expenses                      (344,017)             (295,468)
             Accrued payroll and related liabilities                     (77,918)             (195,630)
             Income taxes payable                                        (24,386)              (48,677)
                                                                       ---------             ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                 90,909               314,466
                                                                       ---------             ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Payments for purchases of property and equipment                    (174,676)              (31,591)
                                                                       ---------             ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from short term borrowings                                  189,566                    --
    Payments on non-compete agreement                                    (54,180)              (22,032)
    Repayments of long-term debt                                        (116,667)             (275,549)
    Payments on capitalized lease obligations                            (13,052)               (3,226)
                                                                       ---------             ---------
NET CASH USED IN FINANCING ACTIVITIES                                     (5,667)             (300,807)
                                                                       ---------             ---------

NET DECREASE IN CASH                                                     (89,434)              (17,932)
CASH, Beginning of period                                                 92,089                96,005
                                                                       ---------             ---------
CASH, End of period                                                    $   2,655             $  78,073
                                                                       =========             =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Income taxes paid                                                  $  11,524             $  21,145
    Interest paid                                                      $  52,857             $  78,295

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES

During the nine-month period ended September 30, 1997, $16,650 of long-term debt was converted into 92,500 shares of the Company's $.001 par value common stock.

During the nine-month period ended September 30, 1997, the Company entered into a capital lease agreement for machinery and equipment at an original cost of $50,900.


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

On January 28, 1997, the Company agreed in a settlement to pay Mr. DiDonato $60,000 in twelve monthly equal installments. The balance due is included in accrued payroll and related liabilities on the consolidated balance sheet at September 30, 1997.

NOTE 3 - MAJOR CUSTOMERS:

At September 30, 1997, accounts receivable includes approximately $256,100 from one major customer, International Business Machines Corp. Approximate sales to major customers are summarized below:


                                             Nine Months Ended            Three Months Ended
                                               September 30,                 September 30,
                                               ------------                  ------------
                                           1997           1996            1997         1996
                                           ----           ----            ----         ----
International Business Machines         $1,065,121     $1,000,948       $516,979    $  239,028
United States Postal Service             1,167,633      3,253,918         82,372       873,036
                                        ----------     ----------       --------    ----------
                                        $2,232,754     $4,254,866       $599,351    $1,112,064
                                        ==========     ==========       ========    ==========

NOTE 4 - STOCKHOLDERS' EQUITY:

In January of 1997, the Company issued 92,500 shares of common stock of the Company upon the conversion of $16,650 due on a subordinated convertible note.

                    DAWN TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 5 - NOTES PAYABLE:

Bank notes payable consist of the following at September 30, 1997:

   Bank note payable on demand which is secured by all the assets of the
   Company and guaranteed by the Company's principal stockholders. The
   note bears interest at 1% above the bank's prime rate (9.5% at Sept 30, 1997) $      100,000

   Line of Credit, secured by substantially all the assets of the Company.
   The note bears interest at 1% above the bank's prime rate(9.5% at
   Sept 30, 1997)                                                                       100,000

   Bank note, equipment line. Borrowings up to $150,000 to be used only for the acquisition of equipment. The note is secured by certain assets of the Company and bears interest at 1% above the bank's prime rate (9.5% at
   Sept. 30, 1997).                                                                      89,566
                                                                                   ------------
                                                                                   $    289,566
                                                                                   ============

NOTE 6- LONG-TERM DEBT:

Long-term debt consists of a subordinated convertible note payable due October,1998. This note bears interest at 10% and can be converted into 107,500 shares of the Company's common stock during the term of the loan.

NOTE 7 - CAPITALIZED LEASE OBLIGATIONS

The following is a summary of capitalized leases at September 30, 1997:

   Six equipment leases payable with monthly installments ranging from
   $176 to $1605 including interest ranging from 11.75% to 14.74%.              $       177,110

   Less current portion                                                          (       39,204)
                                                                                ---------------

                                                                                $       137,906
                                                                                ===============
Aggregate future principal payments on capitalized lease obligations are as follows:
     Twelve-month period ending September 30:
                  1998                                                          $        39,204
                  1999                                                                   45,529
                  2000                                                                   47,842
                  2001                                                                   34,805
                  2002                                                                    9,730
                                                                                ---------------

                                                                                $       177,110
                                                                                ===============

                    DAWN TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 8 - INCOME TAXES:

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

Comparison of Operating Results for the Nine Months Ended September 30, 1997 to 1996

     Sales decreased from $4,501,807 in 1996 to $3,149,308 in 1997. This decrease is due primarily to reduced sales volume to the United States Postal Service.

     Cost of sales as a percentage of sales increased from 78.5% in 1996 to 93.49% in 1997. This increase is primarily due to increased end of program costs on contracts with the United States Postal Service and expensed start-up costs on new contracts.

     Selling, general and administrative expenses, decreased from $727,416 in 1996 to $635,905 in 1997 which is primarily due to lower volume and cost cutting measures implemented by management.

     As a result of all the factors discussed above, income from operations decreased from $224,938 in 1996 to loss from operations of $427,699 in 1997.

     Interest expense decreased from $79,256 in 1996 to $53,857 in 1997. This decrease is due to the corresponding debt being reduced.

     During 1996, the Company recorded a gain of $221,126 as a result of insurance claims related to the 1996 fire at it's Blakely facility.

     As a result of all factors discussed above, net income decreased from $366,808 in 1996 to a net loss of $481,556 in 1997.

Comparison of Operating Results for the Three Months Ended September 30, 1997 to 1996

     Sales decreased from $1,255,346 in 1996 to $880,641 in 1997. This decrease is due primarily to reduced sales volume to the United States Postal Service.

     Cost of sales as a percentage of sales increased from 76.8% in 1996 to 81.6% in 1997. This increase is primarily due to increased end of program costs on contracts with the United States Postal Service and expensed start-up costs on new contracts.

     Selling, general and administrative expenses, decreased from $168,879 in 1996 to $165,059 which is not a material change.

     As a result of all the factors discussed above, income from operations decreased from $121,836 in 1996 to loss from operations of $22,036 in 1997.

     Interest expense increased from $19,014 in 1996 to $19,216 in 1997 which is not a material change.

     During 1996, the Company recorded a gain of $221,126 as a result of insurance claims related to the 1996 fire at it's Blakely facility.

     As a result of all factors discussed above, net income decreased from $323,948 in 1996 to a net loss of $22,036 in 1997.

Backlog

     As of November 12, 1997, the Company had a sales backlog of approximately $2,072,413. Scheduled shipments of this backlog are approximately $548,857 in 1997 and $1,523,556 in 1998. The backlog does not reflect anticipated orders from certain repeat customers.

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

Liquidity and Capital Resources

     Operating activities provided cash of $90,909 in 1997 and $314,466 in 1996. In addition, the Company used cash of $174,676 in 1997 and $31,591 in 1996 to acquire property and equipment, borrowed an aggregate of $189,566 against it's line of credit and equipment line in 1997 and repaid long-term debt and capital lease obligations of $141,053 in 1997 and $278,775 in 1996.

     The Company had a working capital deficit of $277,685 at September 30, 1997 and surplus of $354,221 at December 31, 1996. The ratio of current assets to current liabilities was .73 to 1.00 at September 30, 1997 and 1.26 to
     1.00 at December 31, 1996.

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

Dawn Technologies, Inc. held its Annual Meeting of Stockholders on September 18, !997.

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

                                                               Authority to Vote
                                                For                Withheld
                                                ---                --------
Warren K. Novick                              8,312,771             29,261
Placido Saretto                               8,316,467             25,565
Victor Winogrado                              8,316,467             25,565
Murray Trachen                                8,316,467             25,565

At the meeting, the stockholders also ratified the appointment by the Board of Directors of Dawn Technologies, Inc., of Arthur Anderson LLP as the Company's independent auditors for the year 1997. The votes of 8,319,034 shares of common stock were cast in favor of ratification of the appointment, the votes of 22,098 shares were cast against ratification, the votes of 900 shares abstained and there were no broker non-votes with respect to the ratification of the appointment of Arthur Anderson LLP as independent auditors for the year 1997.

At the meeting, the stockholders also approved an amendment to the Certificate of Incorporation of Dawn Technologies, Inc. to increase the number of authorized common shares from 15,000,000 to 25,000,000. The votes of 8,208,653 shares were cast in favor of the amendment, the votes of 97,879 shares were cast against the amendment, the votes of 35,500 shares abstained and there wereno broker non-votes with respect to the amendment.


ITEM 5 - OTHER INFORMATION

On November 12, 1997 the Company entered into an additional contract with BE Aerospace Inc. for the manufacture of certain components to be used in the aerospace industry. The contract is for approximately $1,200,000 and is to be completed over a fourteen month period.

 6 - EXHIBITS AND REPORTS ON FORM 8-K

     a   The following exhibits are filed as a part of this report.

Exhibit No.     Exhibit Description                                                       Page #
----------      -------------------                                                       ------

3.1a            Certificate of Incorporation,as amended, incorporated by reference to Form 10KSB for the year ended December 31, 1993.
3.1b            Certificate of Amendment to the Certificate of Incorporation of Dawn
                Technologies, Inc., dated  September 18, 1997.                              14
10.16a          Subordinated convertible note payable to Paul Elliot
                dated September 28,1993 incorporated by reference to Form 10KSB for the year ended December 31, 1996.
10.16b          Endorsement #1 to the subordinated convertible note to Paul
                Elliot dated October 1, 1997                                                15
27              Financial Data Schedule                                                     16


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

     Dawn Technologies, Inc.



        /S/ David Sklar                                      November 14, 1997
     ------------------------------------------              -----------------
     By:  David Sklar                                              Date
          President and Chief Executive
          Officer (Principal Executive Officer)


     Dawn Technologies, Inc.



        /S/ John Scanlon                                     November 14, 1997
     ------------------------------------------              -----------------
     By:  John Scanlon                                             Date
          Chief Financial and Accounting
          Officer (Principal Financial and
          Accounting Officer)