Form 10QSB
period 1999-09-30
DAWN TECHNOLOGIES INC
filed 1999-11-15
CIK 831752

FORM 10-QSB
U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549


[X] QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITES EXCHANGE ACT OF 1934

       For the quarterly period  ended September 30, 1999

[ ] TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITES EXCHANGE ACT OF 1934

       For the transition period from ______ to ______


Commission file number 0-17864

DAWN TECHNOLOGIES, INC.
-------------------------------------------------------------------
(Exact name of small business issuer as specified in its charter)

DELAWARE                                  13-3493060
--------------------------------          ---------------------
(State or other jurisdiction of           (IRS Employer
incorporation or organization)            Identification No.)

12 Smull Avenue, Caldwell, New Jersey         07006
-----------------------------------------     ----------
(Address of principal executive offices)      (Zip Code)

(973) 228 - 1033
---------------------------
(Issuer's telephone number)


----------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court. Yes [ ] No [ ]

The number of shares outstanding of the issuer's $.001 par value per share common stock, as of October 31, 1999, was 8,638,944.

DAWN TECHNOLOGIES, INC. AND SUBSIDIARIES

INDEX


                                                        Page
PART I - FINANCIAL INFORMATION

     Item 1 - Financial Statements (Unaudited)

          Consolidated Balance Sheets, September 30,
          1999 and December 31, 1998                      3

          Consolidated Statements of Operations and
          Accumulated Deficit, nine months and three
          months ended September 30, 1999 and 1998        4

          Consolidated Statements of Cash
          Flows, nine months ended September 30,
          1999 and 1998                                   5

          Notes to Consolidated Financial Statements      6

     Item 2 - Management's Discussion and Analysis of
     Financial Condition and Results of Operation         7


Part II - OTHER INFORMATION                              8-9

DAWN TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
September 30, 1999 and December 31, 1998
(Unaudited)



                                          1999                    1998
                                       ----------              ----------
ASSETS

Current Assets:
  Cash                                 $   28,090              $   90,277
  Accounts receivable                         -                    90,277
  Inventories                                 -                    12,500
                                       ----------              ----------
    Total current assets                   28,090                 193,054
                                       ----------              ----------

Property and Equipment:
  Furniture and fixtures                  330,932                 330,932
  Equipment                               945,592                 945,592
                                       ----------              ----------
                                        1,276,524               1,276,524
  Less accumulated depreciation
    and amortization                   (1,016,726)               (971,726)
                                       ----------              ----------
                                          259,798                 304,798
                                       ----------              ----------
                                       $  287,888              $  497,852
                                       ==========              ==========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
  Notes payable                        $  135,388              $  276,743
  Capitalized lease obligations           258,730                 258,730
  Accounts payable and accrued expenses 1,137,636               1,131,208
  Accrued cost of non-compete             320,000                 320,000
                                       ----------              ----------
    Total current liabilities           1,851,754               1,986,681
                                       ----------              ----------

Stockholders' Equity (Deficit):
  Common stock, $.001 par value,
   15,000,000 shares authorized,
   8,638,944 shares issued and
   outstanding                              8,639                   8,639
  Capital in excess of par value        2,181,117               2,181,117
  Accumulated deficit                  (3,753,622)             (3,678,585)
                                       ----------              ----------
    Total stockholders' deficit        (1,563,866)             (1,488,829)
                                       ----------              ----------
                                       $  287,888              $  497,852
                                       ==========              ==========




See the accompanying notes to consolidated financial statements.

DAWN TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
For the Nine Months and Three Months Ended September 30, 1999 and 1998
(Unaudited)



                              Nine Months Ended       Three Months Ended
                                September 30,            September 30,
                          ------------------------  ------------------------
                              1999        1998         1999         1998
                          -----------  -----------  -----------  -----------

Revenues                  $    27,000  $ 1,198,094  $     9,000  $   352,381
                          -----------  -----------  -----------  -----------
Costs and Expenses:
  Cost of revenues             57,500    1,887,758       27,500      467,821
  Selling, general and
   administrative expenses     47,389      495,680       34,053       51,210
                          -----------  -----------  -----------  -----------
                              104,889    2,383,438       61,553      519,031
                          -----------  -----------  -----------  -----------
Loss from Operations          (77,889)  (1,185,344)     (52,553)    (166,650)
  ve expenses             -----------  -----------  -----------  -----------

Other Income (Expense):
  Cancellation of indebtedness  2,852
  Interest expense                         (15,568)                   (4,568)
  Loss on asset disposition               (264,016)                 (264,016)
                          -----------  -----------  -----------  -----------
                                2,852     (279,584)                 (268,584)
                          -----------  -----------  -----------  -----------
Net Loss                      (75,037)  (1,464,928)     (52,553)    (435,234)

Accumulated Deficit:

  Beginning of period      (3,678,585)  (2,213,657)  (3,701,069)  (3,243,351)
                          -----------  -----------  -----------  -----------
  End of period           $(3,753,622) $(3,678,585) $(3,753,622) $(3,678,585)
                          ===========  ===========  ===========  ===========

Net Loss per Common Share $    (0.009) $    (0.170) $    (0.006) $    (0.050)
                          ===========  ===========  ===========  ===========

Weighted Average Number
  of Common Shares
  Outstanding               8,638,944    8,638,944    8,638,944    8,638,944
                          ===========  ===========  ===========  ===========








See the accompanying notes to consolidated financial statements.

DAWN TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 1999 and 1998
(Unaudited)


                                                  1999           1998
                                              ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                    $    (75,037)  $ (1,464,928)
  Depreciation and amortization                     45,000         90,000
  Loss on asset disposition                                       264,016
  Changes in assets and liabilities"
    Accounts receivable                             90,277        452,873
    Inventory                                       12,500        214,953
    Other current assets                               -            3,322
    Accounts payable and accrued expenses            6,428        415,666
                                              ------------   ------------
Net Cash Provided (Used) by Operating
 Activites                                          79,168        (34,098)
                                              ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITES:
  Proceeds from sale of property                       -          200,000
  Purchases of equipment                               -          (19,886)
                                              ------------   ------------
Net Cash Used by Financing Activities                  -          180,114
                                              ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of long-term debt                     (141,355)       (81,062)
  Repayment of capitalized lease obligations           -          (24,514)
                                              ------------   ------------
Net Cash Used by Financing Activities             (141,355)      (105,576)
                                              ------------   ------------
Net Increase (Decrease) in Cash                    (62,187)        40,440

Cash, Beginning of period                           90,277         13,403
                                              ------------   ------------
Cash, End of period                           $     28,090   $     53,843
                                              ============   ============


SUPPLEMENTAL CASH FLOW INFORMATION:
  Income taxes paid                           $        -     $        -
                                              ============   ============
  Interest paid                               $        -     $     15,568
                                              ============   ============

NONCASH INVESTING AND FINANCING ACTIVITIES:
  Increase in capitalized lease obligations   $        -     $    120,000
                                              ============   ============




See the accompanying notes to consolidated financial statements.

DAWN TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Summary of Significant Accounting Policies:

FINANCIAL STATEMENTS - The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all the information required by generally accepted accounting principles. All adjustments which are of a normal recurring nature and, in the opinion of management, necessary for a fair presentation have been included. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report filed in its Form 10-KSB, the last being filed for the Company's year ended December 31, 1996.

BANKRUPTCY - On September 1, 1999, Dawn Technologies, Inc. (the Company) filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code. On September 3, 1999, the Company filed a motion in the bankruptcy court to substantively consolidate the bankruptcy matter with the previously filed bankruptcy proceeding of its wholly owned subsidiary, Dawn Special Systems Corp. Dawn Special Systems Corp. had previously filed for protection under Chapter 11 on September 18, 1998.

GOING CONCERN - The Company's financial position is such that it suggests that the Company might have difficulty continuing in business as a going concern. Without relief from its debts and the infusion of new capital and customers, the Company will likely fail to continue in existence as a going concern. Management is uncertain of the outcome of the bankruptcy proceeding and has made no adjustments attempting to estimate the outcome of the matter, including the recognition of interest expense subsequent to the initial filing for protection by the Company's operating subsidiary.

ESTIMATES - Because of the significance of the uncertainty regarding the bankruptcy and the Company's continuing in existence, including any additional costs which may arise as a result of the bankruptcy proceeding, these financial statements reflect significant estimates
made   by   management.   Future  actual  results  and  circumstances,
including potential liabilities, may vary significantly from the estimates made when preparing these financial statements.

ACCELERATION OF LONG-TERM DEBT - All of the Company's secured creditors have indicated that the Company is in default on its obligations and have accelerated and called for payment in full of the related obligations. Accordingly, all such obligations are reflected as current in these financial statements.

BACKLOG - The Company has no sales backlog at this time.

DAWN TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OPERATIONS - During 1998, the Company's operating subsidiary suffered significant financial losses, including significant reductions in sales, losses of customers and a failure to generate new customers or prospects. The result being net losses sufficient to require the Company to seek protection under Chapter 11 of the United States Bankruptcy Code.

Operating results since September 18, 1999 include the sale of certain residual inventory and the leasing of the Company's equipment on a month to month basis. These operations have not been sufficient to provide any meaningful sales and have not contributed sufficient revenues to generate a profit. Accordingly, the Company has continued to suffer losses through 1999.

BANKRUPTCY - On September 1, 1999, Dawn Technologies, Inc. (the Company) filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code. On September 3, 1999, the Company filed a motion in the bankruptcy court to substantively consolidate the bankruptcy matter with the previously filed bankruptcy proceeding of its wholly owned subsidiary, Dawn Special Systems Corp. Dawn Special Systems Corp. had previously filed for protection under Chapter 11 on September 18, 1998.

GOING CONCERN - The Company's financial position is such that it suggests that the Company might have difficulty continuing in business as a going concern. Without relief from its debts and the infusion of new capital and customers, the Company will likely fail to continue in existence as a going concern. Management is uncertain of the outcome of the bankruptcy proceeding and has made no adjustments attempting to estimate the outcome of the matter, including the recognition of interest expense subsequent to the initial filing for protection by the Company's operating subsidiary.

ESTIMATES - Because of the significance of the uncertainty regarding the bankruptcy and the Company's continuing in existence, including any additional costs which may arise as a result of the bankruptcy proceeding, these financial statements reflect significant estimates made by management. Future actual results and circumstances, including potential liabilities, may vary significantly from the estimates made when preparing these financial statements.

ACCELERATION OF LONG-TERM DEBT - All of the Company's secured creditors have indicated that the Company is in default on its obligations and have accelerated and called for payment in full of the related obligations. Accordingly, all such obligations are reflected as current in these financial statements.

BACKLOG - The Company has no sales backlog at this time

MANAGEMENT - In July 1999, Nicholas M. Garruto was elected to the Board of Directors (by vote of the existing Board of Directors). Upon the election of Mr. Garruto to the Board of Directors, all other existing members of the Board of Directors resigned. Mr. Garruto currently holds all the executive offices of the Company. Mr. Garruto's efforts are directed toward administration of the bankruptcy proceedings and development of future business opportunities for the Company. The success or failure of Mr. Garruto's efforts cannot be predicted.

DAWN TECHNOLOGIES, INC. AND SUBSIDIARIES
PART II - OTHER INFORMATION


ITEM 1 - LEGAL PROCEEDINGS

On September 1, 1999, Dawn Technologies, Inc. (the Company) filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code. On September 3, 1999, the Company filed a motion in the bankruptcy court to substantively consolidate the bankruptcy matter with the previously filed bankruptcy proceeding of its wholly owned subsidiary, Dawn Special Systems Corp. Dawn Special Systems Corp. had previously filed for protection under Chapter 11 on September 18, 1998.

ITEM 2 - CHANGES IN SECURITIES

None

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

The Company has defaulted on the payment of interest to two banks (Citibank and Penn Security Bank) and four equipment-leasing companies (Textron Financial, Colonial Pacific Leasing, CIT Credit and JLA Credit). All of the Company's secured creditors have indicated that the Company is in default on its obligations and have accelerated and called for payment in full of the related obligations. Accordingly, all such obligations are reflected as current in these financial statements.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5 - OTHER INFORMATION

During 1998, the Company's operating subsidiary suffered significant financial losses, including significant reductions in sales, losses of customers and a failure to generate new customers or prospects. The result being net losses sufficient to require the Company to seek protection under Chapter 11 of the United States Bankruptcy Code. Operating results since September 18, 1999 include only the sale of certain residual inventory and the leasing of the Company's equipment on a month to month basis. These operations have not been sufficient to provide any meaningful sales and have not contributed sufficient revenues to generate a profit. Accordingly, the Company has continued to suffer losses through 1999. The Company's financial position is such that it suggests that the Company might have difficulty continuing in business as a going concern. Without relief from its debts and the infusion of new capital and customers, the Company will likely fail to continue in existence as a going concern. Management is uncertain of the outcome of the bankruptcy proceeding and has made no adjustments attempting to estimate the outcome of the matter, including the recognition of interest expense subsequent to the filing for protection by the Company's operating subsidiary. The Company has no sales backlog at this time.

In July 1999, Nicholas M. Garruto was elected to the Board of Directors (by vote of the existing Board of Directors). Upon the election of Mr. Garruto to the Board of Directors, all other existing members of the Board of Directors resigned. Mr. Garruto currently holds all the executive offices of the Company. Mr. Garruto's efforts are directed toward administration of the bankruptcy proceedings and development of future business opportunities for the Company. The success or failure of Mr. Garruto's efforts cannot be predicted.

ITEM 6 - EXHIBITS AND REPORTS OF FORM 8-K

EXHIBITS - There are no exhibits filed as a part of this report.

REPORTS ON FORM 8-K - The Company filed a report on Form 8-K on September 22, 1999 announcing the filing for protection under Chapter 11 of the United States Bankruptcy Code.



SIGNATURES


   /s/  Nicholas M. Garruto                   November  12, 1999
-----------------------------------------     ------------------
By :  Nicholas M. Garruto                             Date
      Chief Executive and Chief Financial
      Officer